Form 10-K
period 2011-12-31
Classic Rules Judo Championships, Inc.
filed 2012-04-02
CIK 1445831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
Commission file number 333-167451

CLASSIC RULES JUDO CHAMPIONSHIPS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8424623
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Research Drive, Suite 16
Stamford, CT	06906
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code (203) 327-6665

(Former Name or Former Address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
[  ] Yes                      [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[  ] Yes                      [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]   No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [  ]                                                                                                           Accelerated filer  [  ]

Non-accelerated filer   [  ] (Do not check if a smaller reporting company)                           Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X]  No  [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  [  ]  No  [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  13,441,488 as of April 2, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None

CLASSIC RULES JUDO CHAMPIONSHIP, INC.

FORM 10-K

PART I

ITEM 1.                      BUSINESS

FORWARD-LOOKING STATEMENTS; This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. In addition, Classic Rules Judo Championships, Inc., (formerly Blue Ribbon Pyrocool, Inc.) (the “Company” or “Classic Rules”), may from time to time make oral forward-looking statements. Actual results are uncertain and may be impacted by many factors. In particular, certain risks and uncertainties that may impact the accuracy of the forward-looking statements with respect to revenues, expenses and operating results include without imitation; cycles of customer orders, general economic and competitive conditions and changing customer trends, technological advances and the number and timing of new product introductions, shipments of products and components from foreign suppliers, and changes in the mix of products ordered by customers. As a result, the actual results may differ materially from those projected in the forward-looking statements.

Because of these and other factors that may affect the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

History

Blue Ribbon Pyrocool, Inc. was incorporated on the 16th day of November 2005 as a wholly owned subsidiary of Puritan Financial Group, Inc. (which was formerly Blue Ribbon International, Inc.)  On March 24th, 2008 a special meeting of the Shareholders of Puritan Financial Group, Inc. was held.  A quorum representing 90.2% of the issued common shares were present and the Broad of Directors stated that a special meeting of the Board of Directors held earlier that day approved the spinout of Blue Ribbon Pyrocool, Inc.

March 26, 2008 was also set as the record date establish those Blue Ribbon shareholders who are eligible to participate in the distribution.  Classic Rules did not issue shares to anyone other than our stockholders as of March 26th, 2008.  The special meeting of shareholders was held as scheduled and the distribution was approved by unanimous vote of Blue Ribbon shares represented at the meeting which consisted of approximately 90.2% of the then outstanding stock of Blue Ribbon.

A stock dividend payable in shares of Blue Ribbon Pyrocool (now, Classic Rules) common stock to the shareholders of Puritan Financial has been authorized by Classic Rules and approved by its shareholders.  In March 2008, upon approval of its shareholders, Puritan Financial notified its stock transfer agent, Corporate Stock Transfer, that a spin-out company (Blue Ribbon Pyrocool) would be created and that there would be a distribution of 10,449,250 shares of Blue Ribbon common stock, representing all of the issued and outstanding stock of Blue Ribbon, for the benefit of the Puritan Financial shareholders with no action on the part of the shareholders and will be a book entry.

On July 15, 2008 the Board of Directors of Blue Ribbon executed a Corporate Resolution changing the name of Blue Ribbon to Classic Rules Judo Championships, Inc.

On July 15, 2008 the Board of Directors of Classic Rules declared a 10 to 1 reverse split reducing the total number of outstanding shares from 10,449,250 to 1,044,925; but with the effect of rounding up by the transfer agent another 127 shares were added and the total became 1,045,052.

Also on July 15, 2008, the ad hoc committee comprising a quorum of approximately 90.2% of the voting shares executed a Waiver of Notice for a Special Stockholders Meeting to be held on July 15, 2008 for the purpose of approving the distribution of Classic Rules stock to the Eligible Shareholders and to resolve the issuance of 8,705,084 shares to be distributed to the founding investors of Classic Rules.

Classic Rules World Judo Championships, Inc., a wholly owned subsidiary of the Company was incorporated pursuant to the laws of the State of Connecticut on August 13, 2008.  The subsidiary was incorporated to act as the accounting and administrative arm of the tournament, named “ Classic Rules World Judo Championships” which held its first tournament on March 21, 2010 in New Rochelle, New York.  The second tournament was held on May 7, 2011.

Our Business

The Company is a provider of judo tournaments.  Our clients will pay a fee and post their entry.  The Company will list the participants and provide the tournament facilities to perform the Classic Rules World Judo Championships.

Our business plan is to successfully produce, first, the Classic Rules World Judo Championships which we have started by performing two tournaments so far.  Subsequent to this tournament becoming fully operational and generating a profit, we intend to start other "Classic Rules" tournaments such as the U.S. Classic Rules Open Judo Championships, the Pan American Classic Rules Open Judo Championships, and the European Classic Rules Open Judo Championships.

Our intention to build our business has two components: 1) marketing and expanding our existing products, and, 2) developing new products, such as the contests mentioned just above.

The first tournament was held in March of 2010, had 15 competitors each paying a $100 entry fee generating revenue of $1,500.  With miscellaneous revenue such as from spectator entrance fees, total revenue was $2,087.

Expenses for the first contest were $500 for Trophies, $150 for Facilities Rental, $350 for the Facilities Custodial, $100 for Advertising, $150 for Supplies, $200 for Transportation of Tournament mats totaling $1,450.

The second tournament was held in May of 2011, but attendance of athletes dropped to only 11 competitors that paid either $60 or $100 except for one competitor who paid $50 totaling $850.  With miscellaneous revenue, such as from spectator entrance fees, total revenue was $1,010.
Expenses for the second contest were $1,210 for Trophies, $150 for Referees, $350 for the Facility Custodial, $391 for Transportation of Tournament mats, $296 for printing, totaling $2,397.

In the judo contest world the results for the attendance at both of the Classic Rules tournaments would be considered small.  We cannot predict if the Classic Rules type of tournament will become successful and attract athletes to a greater extent.

Background Information of the Business Plan

The evolution of the extent to establish The Classic Rules Judo Championship series is the following:

Preliminary Background Information

The idea that there exists an opportunity to develop new tournaments in the sport of judo comes in part from the observation of the progress of the Mixed Martial Arts Industry.  It occurred to the originator of the idea, our director and CEO, Chris Angle, that there exists a niche in the sport of judo world whereby a new type of tournament could be developed.

As such, Mr. Angle approached the directors of Blue Ribbon Pyrocool to seek their support and ask for their participation.

Blue Ribbon's management thought that the business concept of Classic Rules had merit and also thought it a noble idea, and consequently, the management of Blue Ribbon deemed that Blue Ribbon would participate.

The Board of Directors of Blue Ribbon Pyrocool, Inc. having resolved that, there exists a market for a new type of international judo tournament; accordingly, the Board of Directors of Blue Ribbon resolved on July 15, 2008 to change its name to Classic Rules Judo Championships, Inc.

Thus, it was resolved by the Board of Directors and, subsequently, by a special meeting of the stockholders of Blue Ribbon to do a reverse 10 to 1 split reducing the number of outstanding shares to 1,044,925 and adding 127 shares for rounding up which resulted in 1,045,052 shares.  The board, then, on July 15th, 2008 changed the Company’s name to Classic Rules Judo Championships, Inc., and issued 8,705,084 shares of Blue Ribbon to the four founders making the total outstanding 9,750,136 shares.  Subsequently, through a private placement memorandum, the Company sold 825,826 shares to an investor (G. Komarica) on March 29, 2010 and 185,079 shares to Chris Angle, the president of the company, on August 18, 2010.  On March 17, 2011, the Company sold 161,415 shares to V. Stolere (investor and wife of C. Angle).  On March 25, 2011, the Company sold 109,224 shares to an investor, G. Komarica.  On November 15, 2011, the Company sold 430,107 common shares to K. Shilleh.  On November 21, 2011, the Company sold 134,408 common shares to G. Komarica.

Upon further consideration of formulating the plan to develop the tournament to be called “Classic Rules World Judo Championships,” the realization that in order to facilitate the presentation of the concept of the tournament while inviting investors to participate and affording the company the greatest financial latitude during its initial stages would be to make Classic Rules a public company.

Part 1 - An Introduction to Judo and the Judo Contest

Judo which is a sport that originated in Japan a little over 100 years ago has some similarities to wrestling and a convenient description would be to state that judo is similar to wrestling with clothes on.  From the web site of the International Judo Federation (IJF), judo is described in the following manner.  (This information, provided by the IJF, is publicly available at the following web address: go to http://www.intjudo.eu then go to the History Page then scroll to Judo Corner.  Furthermore, this information was not prepared specifically for us (the Company) in any way in connection with this disclosure.)

“Judo is a tremendous and dynamic combat sport that demands both physical prowess and great mental discipline.  From a standing position, it involves techniques that allow you to lift and throw your opponents onto their backs.  On the ground, it includes techniques that allow you to pin your opponents down to the ground, control them, and apply various choke holds or joint locks until submission.

Judo originated in Japan as a derivative of the various martial arts developed and used by the samurai and feudal warrior class over hundreds of years.  Although many of the techniques of judo originated from arts that were designed to hurt, maim, or kill opponents in actual field battle, the techniques of judo were modified so that judo students can practice and apply these techniques safely and without hurting opponents. Unlike karate, judo does not involve kicking, punching, or striking techniques of any kind.  Unlike aikido, judo does not involve the application of pressure against the joints to throw an opponent.  Unlike kendo, judo involves no equipment or weapons of any sort. Instead, judo simply involves two individuals who, by gripping the judo uniform or judogi, use the forces of balance, power, and movement to attempt to subdue each other.  Thus, it is simple and basic. In its simplicity, however, lies its complexity, and mastery of even the most basic of judo techniques that often take considerable time, effort, and energy, involving rigorous physical and mental training.”

Part 2 - Judo as a Competitive Sport

Judo is an Olympic sport and its first appearance in the Olympics was in 1964.  Further more, there is a world judo championships sanctioned by the International Judo Federation (“IJF,” http://www.intjudo.eu) which dates back to the late 1950's.

In a judo contest the contestant's objective is to out score his opponent and there are several ways by which a contestant can accomplish this.  The primary way to out-score the opponent is to score a full point which is known as an "ippon" and when attained, the match ends. (The word "ippon" is derived from the Japanese language and means "one point.")

There are several methods by which a contestant can achieve this full point which is awarded by a referee.  The first method is to throw the opponent on his back or side with appreciable force; the second method is to hold an opponent on his back for 25 seconds; the third method is to force the opponent into submission by applying a strangulation hold using the clothing of the contestant or by the use of one's own bare hands and wrists or in conjunction with the use of the opponent's - or one's own - judo gi (uniform).

The fourth method is to apply an arm lock to the elbow which will cause the opponent to submit to the pressure being applied to the elbow acknowledging his defeat.  The submitting or defeated opponent will make the acknowledgement by nimbly tapping twice on the ground or the opponent.  The referee, upon seeing this signal, will announce the end of the match.

The fifth method in judo to win a match is to accumulate more points (or less penalties) than the opponent.  If there is no one particular technique that a contestant employs to win by a full point as indicated above, a contestant may score a half point called a "waza-ari" in the Japanese language and it literally means "to have a technique".  The referee awards a half point when the technique which will be either a throw (method no. 1 noted above) or to hold the opponent down on the mat for 20 seconds (method 2).

Further, pursuant to out scoring the opponent, the referee may also award the score of "yuko" which means "effect" in the Japanese language.  Although this is a positive award and it can win a match, it does not have a numerical aspect to it.  Therefrom, a participant can accumulate any number of yuko scores but they will not add up to a waza-ari (half point).  Thus, if one opponent accumulates more yukos than the other, the contest will cease at the end of regulation time (which varies from tournament to tournament).  The referee awards a yuko when there is significant force and speed of the ippon throw yet it lacks the effective execution of the waza-ari or the ippon.

The last positive scoring award is the "koka."  It also means "effective" in the Japanese language, but in the scoring system of judo contests, it indicates the smallest exhibition of technique against an opponent.  A referee will usually award this when an athlete upsets the opponent as exhibited by the opponent falling to the mat and being turned over on his back partially.

If there are no points scored of any kind in a match, there are two methods by which a match can be resolved depending on the contest rules decided in advance.  The first method is that there will be two side judges who along with the referee, pick the winner deciding which of the opponents tried the hardest and which one exhibited the best attempts of the techniques.  The second method is that the match continues for an appointed time period until one or the other of the contestants is awarded a score or receives a penalty at which time the match ends.  If the match still does not produce a score, the referees revert to the first method and elect a winner.

In addition to the scoring awards noted above there are also penalties that can accrue to a player for various infractions most of which are for delay of the match and for the employment of stalling tactics against an aggressive opponent.  The second most frequent penalty is for stepping out of bounds.  These penalties can accumulate to the extent that a player can forfeit a match altogether.  The accumulation has a parallel coincidence to the positive scoring.  To summarize this, the first penalty is a "shido" (literally meaning "guidance") which is equivalent to the positive award of the koka.  If another penalty is administered, it accumulates to "chui" (literally, in Japanese, "caution") which is equivalent to the yuko.  Hence, if one player has received a chui and the other has received a yuko, the match is tied.

At the next level, the penalty accumulates to "keikoku" which literally means "warning" and is the same as the half point award of the waza-ari.  If there is an additional fourth penalty, then the contestant receives a "hansoku-make" which literally means "defeat by penalty" which is self-explanatory.

Part 3 - History of Relevant Information to Registration Statement

Up until the mid-1970's, the judo contest rule system was comprised only of the waza-ari (the half point) and the ippon (the full point) accompanied by very few penalties which were administered very sparingly.

From the mid-1970's until the present the IJF gradually added the above scoring and penalty system.  In addition to the scoring changes, the IJF instituted another aspect which addresses the frequent transition of athletes when they do not attain the full point (ippon) score attempting to finish the match by going from the partial throw into grappling combat endeavoring to hold the opponent, whom he toppled to the mat, on his back for the necessary time to attain the ippon score which will end the match.  Under a relatively recent IJF rule, there must be constant grappling activity that proceeds rapidly to the hold down and a score, or the referee will stop the grappling and the contestants will resume from the standing position.

Previous to the mid-1970's, before the advent of most of the rule and scoring changes, many of the contest matches exhibited the spectacular techniques that produced the ippon and waza-ari that made judo a famous sport, practiced throughout the world, and to be included in the Olympics.  However, since the advent of the rules, the character of the contest scoring throws have retreated away from the ippon throws to the athletes attempting lesser effective levels of the judo techniques which have resulted in awards frequently at the level of the koka and the yuko score.

With such depreciation of the level of the throw, the phrase "koka judo" surfaced and is immediately understood in the judo world to mean this change of the content by the athletes toward the utilization of their competitive techniques directly to obtain the lesser scores of yuko and particularly the koka which enables them to win the match.

However, pre-1970 tournament judo, although it beheld many spectacular throws, it had some flaws.  Predominately, matches were frequently slow without action.  Contestants, often times, would use stalling and excessive defensive techniques against a superior opponent to avoid being thrown hoping that they could gain an advantage somewhere in the match and receive at the end of the match the judges and referee's award for the decision producing at times unexciting, dull matches.

After the mid-1970's, three results evolved.  First is that judo contests, due to the inactivity (stalling) penalties, did acquire greater activity and lost some of its tendency to bore the viewer or audience during interims of inactivity producing a positive aspect to tournament judo.  However, secondly, the participating athletes began to attempt many more throws of a level of technique that would produce lesser awards of koka and yuko, and hence the term "koka judo" came into usage inducing the disappearance and frequency of the throws that produce the full point award.  Thirdly, the activity for the grappling ("newaza" in judo terminology) almost ceased altogether.  Although newaza (literally "lying down technique") is in itself not particularly spectacular due to its slow, methodical employment of grappling techniques, it is for the judo aficionado of great interest replete with its chokes and arm joint locks.  In fact, this aspect of judo although almost completely devoid in modern judo contests is alive and well in the new arrival of Brazilian ju-jutsu (a.k.a. jiu-jitsu - an inadvertent corruption of the original word, ju-jutsu) which does employ joint locks and strangulation chokes often to spectacular effect.

Part 4 - More Changes Producing Complete Transmogrification

In recent years, the IJF has induced a further change that has produced a complete change in the character of contest judo.  It has lessened the criteria of the technical level of the throw thus essentially downgrading the level of competence needed to effect the award of an ippon or a waza-ari.  Presently, what used to be awarded a koka is now a waza-ari and what was needed to attain a yuko score is now awarded ippon totally changing the integrity of the judo throw.  The IJF reasoning behind the new award appellations is to make judo more appealing to audiences by increasing the action of the sport and effect the conclusions of the matches quickly.

As an aside, because of the diminishment of the level of judo technique execution necessary to obtain the waza-ari or ippon scores, the IJF recognized that there is no further need of their "koka" score, and so, it has been dropped.

Part 5 - Unintended Consequences

In introducing the new rule changes, there have been some unintended consequences.  These unintended consequences of the many rule changes have produced a different sport from the original previous to the mid 1970's, and it has divided the world of the adherents to the sport of judo into two camps.  The major and controlling camp is the IJF controlled by the European judo community and the older generation of judo practitioners (let us call this group "judoka", literally in the Japanese language, "judo cognoscente").

The European group has changed the rules for two reasons: one is, as mentioned above, to quicken the action of judo and bring the matches to a faster conclusion.  Secondly, the IJF intended to quantify, more clearly, to various degrees of action within the judo contest to assist in eliminating the vagaries of two judges and a referee calling the winner at the end of a match from the memory of the content of the matches which historically have produced a significant amount of inequitable decisions.  The categories of yuko and koka have significantly assisted to rectify these wrong decisions.

The third reason is one that is perhaps a cynical prejudice among some judoka purists who feel that the Europeans have changed the rules to enhance the potential of the European player of attaining medal awards as finalists in the major contests such as the Olympics and the World Judo Championships as sponsored and sanctioned by the IJF.  It is felt that the Europeans, as a whole - but not entirely - are behind the Japanese and Koreans in the ability to employ the techniques of the full point judo.  As such, if proficiency is attained by being able to score with the utilization of lesser techniques, then they also will be able to participate at the awards dais more frequently and to a greater degree.

The judoka further feel that the rule changes have downgraded the beauty of the sport of judo.

Part 6 - Business Summary

The officer of Classic Rules, Chris Angle, believes that the tendency of the IJF toward constant rule changes that deprecate the aesthetics of judo is contrary to a large portion of the judo world, and thus, seeks to create a new market for those judoka that are oriented toward the full point style of judo.  To this end, Mr. Angle has created the Classic Rules Judo Championship series beginning with its Classic Rules Judo World Championships, the first two tournaments of which was performed in 2010 and 2011.

To enter the championships the contestant must first fill out an entry form and pay an entry fee to secure his spot in the tournament.  The tournament will have the following characteristics:  It will be held each year in the springtime; it will be an open contest allowing any entrant to participate.  The cost of entry in 2012 will be $100.00.

- It will not use the yuko and koka scores;
- Will return to the ippon score of yore whereby the full point will be required to have dramatic force;
- No score for take down techniques employed to take an opponent into grappling mode (a.k.a. newaza);
- No quick stoppage of the transition to newaza;
- To allow newaza to continue until a deadlock whereby it is clear to the referee that the opponents in newaza are no longer able to make any advancement;
- To allow sufficient time for the opponents to vie for their starting grip.

Mr. Angle believes that there is a significant market for this type of championship contest.  In addition, if the tournament becomes popular and enough revenue is accumulated then prize money of $1,000 for first place will add to the attractiveness of the tournament.  Also, as newaza will have a greater opportunity, practitioners of ju-jutsu may seek to enter.

Part 7 - The Judo Background of Christopher Angle

Mr. Angle, since a child, has always had an interest in judo, but an opportunity to begin practicing judo did not present itself until 1969 during his studies at the University of Michigan where he began his judo training.  After his graduation Mr. Angle continued his judo studies at a judo club in Stamford, Connecticut under the tutelage of Mr. K. Shiina.  In 1974, Mr. Angle repaired to Tokyo, Japan to enhance his skills.  In Japan at the Kodokan Judo Institute he trained vigorously, and to further the cultural experience he enrolled in the Japan Missionary Language Institute to study the Japanese language.  After constant practice and study he returned from Japan in 1978 to enter competition whereby he traveled to various tournaments throughout the 80's.  He is now the head coach of Stamford Judo (www.stamfordjudo.us) located in Stamford, Connecticut.  Mr. Angle continues to travel to the major tournaments often coaching his students.  In addition Mr. Angle has written four books on matters of philosophy.  His books are available at Amazon or can be viewed at www.philosophypublishing.com.

Part 8 - Market Development of Classic Rules Judo Championships

Mr. Angle believes that the most effective way to market the tournament is through a web site which has all the details of the tournament.  Presently, the tournament information is located at: www.stamfordjudo.us/.  Further, Mr. Angle has scores of judo contacts throughout the world.  He continues to notify them all of the future tournaments, its website address, and implore these contacts to bring participants to the yearly contest.

The new Classic Rules Judo Championships is significantly different from the present World Judo Championships as sponsored by the IJF in many aspects not just in the rules that govern participation.  In the present IJF World Championships, each country sends a delegation of judo athletes to the tournament.

The Classic Rules tournament, on the other hand, is an open tournament inviting any and all.   The present IJF Worlds is only for delegations of young men and women that win their country's championship tournaments.  The Classic Rules Judo contest in addition to being an open tournament  also contains a veteran's division whereby in addition to the open age category in which the young athletes participate, there are age divisions for the veterans over the age of 35 who would like to participate.  Veteran tournaments (usually called "Masters") have become very popular and the World Masters Championship is the largest tournament in the world in terms of the sheer number of participants.  Classic Rules seeks to capture some of the success and interest by the veterans to participate in tournaments with contestants of their own approximate age and weight.  Categories are constructed each five years starting at age 40 (hence, 40 - 44 as an example) and going up to the 75 and over category.  The weight classes are the same as those of the IJF.  This division of the Classic Rules Judo Championships is called the Classic Rules Judo  Masters Championships and is run concurrently to the Classic Rules Judo Championships which has the young athlete participants.

Marketing Existing Products

We are marketing the Classic Rules Judo Championships through establishing a website and by communicating with as many coaches of judo as we are familiar throughout the world.

In order to market and develop the product of the Company which is the tournament that it sponsored on March 21st, 2010 and May 7, 2011, our president, Mr. Angle, has put together a mailing list of several hundred judo clubs throughout the U.S.  Five months before the next Classic Rules Judo World Championships, scheduled for June, 2012, the company will begin a mailing of the information of the tournament to all of the clubs on the list.  In addition, the company has begun compiling an international email mailing list through making notation of any clubs that make their information available on the international judo websites.  The Company has started to and will continue to search for international clubs email addresses to expand the list overall.  The Company believes that the most effective way to market the Company’s product is to directly contact judo clubs throughout the U.S. Canada, Europe, Asia, and the rest of the world.

The list of judo clubs that Mr. Angle has compiled contains the email addresses of each club.  As email is an inefficient way to market with very little cost associated with it, Mr. Angle will email the tournament information three times before the tournament.  The first time will be five months in advance, then again three months in advance and finally one month prior to the tournament.

Expanding and Developing New Products

We intend to start other "Classic Rules" tournaments such as the Classic Rules Judo  U.S. Open Championships, the Classic Rules Judo Pan-American Open Championships, and the Classic Rules European Open Judo Championships.

Our Competition

We face intense competition and our inability to successfully compete with our competitors who produce other judo tournaments will have a material adverse effect on our results of operation.

The martial arts industry is highly competitive.  Our competition in the martial arts industry includes the contests sponsored by the International Judo Federation type of Judo, Ju-Jutsu, Karate, Brazilian Jiu-Jitsu, and Tae Kwon Do.  Many of our competitors have longer operating histories, greater brand recognition, broader product lines, greater financial resources, and larger advertising budgets than we do.  Many of our competitors offer similar tournaments or alternatives to our tournament.  We intend to rely solely on concepts and other intellectual property developed by Chris Angle, our sole officer and director.  There can be no assurance that we will sufficiently procure an on-line retail market and tournament for the judoka that will be available to support the tournament site and website that we offer or allow us to seek expansion in producing other tournaments such as the Classic Rules Judo Pan-American Open Championships, the Classic Rules Judo U.S. Open Championships or the Classic Rules European Open Judo Championships. There can be no assurance that we will be able to compete effectively in this marketplace.

Proprietary Rights

We intend to rely on a combination of copyright and trademark, and third-party service providers to establish and protect the intellectual property rights that we have in the tournament.  There can be no assurance that our competitors will not independently develop tournaments that are substantially equivalent or superior to ours.  There also can be no assurance that the measures we adopt to protect our intellectual property rights will be adequate to do so.  The ability of our competitors to develop services or other intellectual property rights equivalent or superior to ours or that our inability to enforce our intellectual property rights could have a material adverse affect on our results of operation.

Our main intellectual property right lies in the name of "Classic Rules Judo."  This nomenclature denotes the type of judo and judo tournament that we are producing.  As we are the first to use this brand name, we will become synonymous with this phrase.  Since we see Classic Rules Judo as a phrase that will identify the Company's type of tournament, there may be some protection that that the Company could establish a Servicemark, Trademark, or other; but the Company is unsure if there are protections and if any are applicable to Classic Rules Judo.  If there is no protection, this may further jeopardize our product.  Chris Angle has assigned his right, if any, to the phrase Classic Rules Judo to the company.  In addition, there are no non-disclosure agreements in place with anyone to establish or protect the intellectual property rights that we may have in the tournament.

Though we do not believe that any of the web designs will infringe on the intellectual property rights of third parties in any material respect, there can be no assurance that third parties will not claim infringement by us with respect to the designs.  Any such claim, with or without merit, could be time-consuming, result in costly litigation, cause delays in the development of the tournament or require us to enter into royalty or licensing agreements.  Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect on our business, results of operations, and financial condition.

The martial arts industry is highly competitive.  Our competition in the martial arts industry includes not only the contests sponsored by the International Judo Federation type of Judo, but also those of Ju-Jutsu, Karate, Brazilian Jiu-Jitsu, and Tae Kwon Do.  Many of our competitors have longer operating histories, greater brand recognition, broader product lines, greater financial resources, and larger advertising budgets than we do.  Many of our competitors offer similar tournaments or alternatives to our tournament.  We intend to rely solely on concepts and other intellectual property developed by Chris Angle, our sole officer and director.  There can be no assurance that we will procure sufficiently  an on-line retail market and tournament for the judoka that will be available to support the tournament site and website we will offer or allow us to seek expansion in producing other tournaments such as the Classic Rules Judo Pan-American Open Championships, the Classic Rules U.S. Open Judo Championships or the Classic Rules European Open Judo Championships. There can be no assurance that we will be able to compete effectively in this marketplace.

Intellectual property claims against us can be costly and could impair our business. Other parties may assert infringement or unfair competition claims against us.  We cannot predict whether third parties will assert claims of infringement against us, or whether any future assertions or prosecutions will harm our business.  If we are forced to defend against any such claims, whether they are with or without merit or are determined in our favor, then we may face costly litigation, diversion of technical and management personnel, or product/service delays.  As a result of such a dispute, we may have to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all.   If there is a successful claim of product infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, it could impair our business.

If we do not sufficiently attract participants to our website on cost-effective terms, we will not make a profit, which ultimately will result in a cessation of operations.

Our Research and Development

We are not currently conducting any research and development activities.  For all lines of websites we offer or will offer, we intend to rely on concepts and other intellectual property developed by Chris Angle our sole officer and director.  Mr. Angle is under no contractual obligation to the Company to continue to develop new lines of websites nor is he under any contractual obligation to assign his rights in any new lines of websites to the Company.  We do not intend to use any other person other than Mr. Angle as a source for new lines of websites or designs.  We intend to rely on third party service providers to continue the development of concepts developed by Mr. Angle for use by  Classic Rules Judo Championships, Inc.

Government Regulation

The Company is, and will continue to be, subject to several and varying governmental regulations.  In general, the Company is subject to environmental, public health and safety, land use, trade and other governmental regulations, and national, state, or local taxation or tariffs.  The Company’s management will endeavor to ascertain and comply with all applicable to the business of the Company. However, it may not be possible to predict with any degree of accuracy all applicable regulations or the impact of government regulation, and, compliance with such regulation will require certain efforts and resources of the Company.

a) Penny Stock Regulations:  Our shares are "penny stocks" covered by Section 15(g) of the Exchange Act, and Rules 15g-1 through 15g-6 and Rule 15g-9 promulgated thereunder.  They impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). While Section 15(g) and Rules 15g-1 through 15g-6 apply to brokers-dealers, they do not apply to us.

Rule 15g-1 exempts a number of specific transactions from the scope of the penny stock rules.

Rule 15g-2 declares unlawful broker/dealer transactions in penny stocks unless the broker/dealer has first provided to the customer a standardized disclosure document.

Rule 15g-3 provides that it is unlawful for a broker/dealer to engage in a penny stock transaction unless the broker/dealer first discloses and subsequently confirms to the customer current quotation prices or similar market information concerning the penny stock in question.

Rule 15g-4 prohibits broker/dealers from completing penny stock transactions for a customer unless the broker/dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

Rule 15g-5 requires that a broker/dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons compensation.

Rule 15g-6 requires broker/dealers selling penny stocks to provide their customers with monthly account statements.

Rule 15g-9 requires broker/dealers to approve the transaction for the customer's account; obtain a written agreement from the customer setting forth the identity and quantity of the stock being purchased; obtain from the customer information regarding his investment experience; make a determination that the investment is suitable for the investor; deliver to the customer a written statement for the basis for the suitability determination; notify the customer of his rights and remedies in cases of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.  The application of the penny stock rules may affect your ability to resell your shares.

The FINRA has adopted rules that require that in recommending an investment to a customer, a broker/dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information.  Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  The FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock.  Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.

Again, the foregoing rules apply to broker/dealers.  They do not apply to us in any manner whatsoever.  Since our shares are covered by Section 15(g) of the Exchange Act, which imposes additional sales practice requirements on broker/dealers, many broker/dealers may not want to make a market in our shares or conduct any transactions in our shares.  As such, your ability to dispose of your shares may be adversely affected.

b) Blue Sky Restrictions on Resale:  If a selling security holder wants to sell shares of our common stock under this registration statement in the United States, the selling security holders will also need to comply with state securities laws, also known as "Blue Sky laws," with regard to secondary sales.  All states offer a variety of exemption from registration for secondary sales.  Many states, for example, have an exemption for secondary trading of securities registered under Section 12(g) of the Securities Exchange Act of 1934 or for securities of issuers that publish continuous disclosure of financial and non-financial information in a recognized securities manual, such as Standard & Poor's.  The broker for a selling security holder will be able to advise a selling security holder which states our common stock is exempt from registration with that state for secondary sales.

Any person who purchases shares of our common stock from a selling security holder under this registration statement who then wants to sell such shares will also have to comply with Blue Sky laws regarding secondary sales.  When the registration statement becomes effective, and a selling security holder indicates in which state(s) he desires to sell his shares, we will be able to identify whether it will need to register or it will rely on an exemption there from.

Employees

The Company presently has no employees other than its sole officer. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees until absolutely necessary for the operations of the Company. The need for employees and their availability will be addressed in connection with the scope and requirements of the operations of the Company.

As of December 31, 2011, we had no employees other than our sole officer and director.  We anticipate that we will not hire any employees in the next twelve months, unless we generate significant revenues.  We believe our future success depends in large part upon the continued service of our sole officer and director, Chris Angle.

Facilities

Our executive, administrative and operating offices are located at 100 Research Drive, Suite 16, Stamford, CT 06906.  This is also the office of our sole officer and director, Chris Angle. Mr. Angle makes this space available to the company free of charge.  There is no written agreement documenting this arrangement.
We have no policies with respect to investments in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.  The mailing address of Classic Rules Judo is P.O. Box 708, CT 06896.

Risk Factors

Financial position of the Company, working capital deficit; report of independent auditors. Due to the market downturn, the Company generated minimal revenues in the fiscal year ended December 31, 2011. The Company, which is to be considered as a startup Company is currently developing its business of the judo championship and hopes to generate sustainable revenues through tournament entrance fees through a wider knowledge and awareness of the Classic Rules Tournament in 2012. The Company makes no assurances that the Company will generate sufficient revenues through its operations and be able to continue as a going concern.

The independent accountant’s report on the Company’s financial statements for the year ended December 31, 2011, contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.  See “Item 8. Financial Statements and Supplementary Data,” herein.

Risks of Leverage.  The Company has, and likely will continue to, incur substantial borrowings, notes, and/or other Company debt for the purpose of developing Company operations and for financing the expansion and growth of the Company, including the possible acquisition of other companies.  Any amounts borrowed will depend among other things, on the condition of financial markets.  Acquisitions of equipment, vehicles, or other companies purchased on a leveraged basis generally can be expected to be profitable only if they generate, at a minimum, sufficient cash revenues to pay interest on, and to amortize, the related debt, to cover operating expenses and to recover the equity investment.  The use of leverage, under certain circumstances, may provide a higher return to the shareholders but will cause the risk of loss to the shareholders to be greater than if the Company did not borrow, because fixed payment obligations must be met on certain specified dates regardless of the amount of revenues derived by the Company.  If debt service payments are not made when due, the Company may sustain the loss of its equity investment in the assets securing the debt as a result of foreclosure by the secured lender.  Interest payable on Company borrowings, if any, may vary with the movement of the interest rates charged by banks to their prime commercial customers.  An increase in borrowing costs due to a rise in the “prime” or “base” rates may reduce the amount of Company income and cash availability for dividends.

ITEM 1A.                      RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Currently, our office space, is located at the office of our Chief Executive Officer, Mr. Chris Angle, at 100 Research Drive, Suite 16, Stamford, CT 06906; our telephone number is (203) 327-6665.

ITEM 3.                      LEGAL PROCEEDINGS

From time to time, the Company may be a party to litigation or other legal proceedings that we consider to be part of the ordinary course of our business.  At present, there are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.  The Company’s property is not the subject of any pending legal proceedings.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 2011, the Company had no submission of matters to a vote of security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not currently quoted on any exchange. We intend to apply to have our common stock be quoted on the OTC Bulletin Board.  If our securities are not quoted on the OTC Bulletin Board, a security holder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our securities.  The OTC Bulletin Board differs from national and regional stock exchanges in that it (1) is not situated in a single location but operates through communication of bids, offers and confirmations between broker-dealers, and (2) securities admitted to quotation are offered by one or more Broker-dealers rather than the "specialist" common to stock exchanges.

To qualify for quotation on the OTC Bulletin Board, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company listing.  If it meets the qualifications for trading securities on the OTC Bulletin Board our securities will trade on the OTC Bulletin Board.  We may not now or ever qualify for quotation on the OTC Bulletin Board.  We currently have no market maker who is willing to list quotations for our securities.

As of April 2, 2012, there were 13,441,488 shares of common stock of the Company issued and outstanding.

Dividends

It has been the policy of the Company to retain earnings, if any, to finance the development and growth of its business.

ITEM 6.                      SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this report on Form 10-K, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Business," and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to the risks set forth above. In addition, sales and other revenues may not commence and/or continue as anticipated due to delays or otherwise. As a result, the Company’s actual results for future periods could differ materially from those anticipated or projected.

Overview

Classic Rules Judo Championships, Inc. (“We” or the “Company”) was originally formed as Blue Ribbon Pyrocool, Inc. a Delaware corporation, on November 16, 2005, as a wholly owned subsidiary of Puritan Financial Group, Inc., a company traded on the Pink OTC Markets, Inc.  On March 24, 2008 a majority of the shareholders approved the spin-off of the Company to the shareholders of record as of March, 26, 2008.  Subsequent to its formation and prior to being renamed, the Company had no revenues or operations.

Our Company, Classic Rules Judo Championships, Inc. created a subsidiary which was incorporated in the state of Connecticut called Classic Rules World Judo Championships, Inc.  There are no other subsidiaries.  On July 15, 2008 the Company executed a Memorandum of Understanding entitled “Management's Global Agreement” (the “MOU”) with Classic Rules Judo Championships, Inc. and Mr. Chris Angle.  Under such MOU the Company would change its name and pursue the business of Classic Rules Judo Championships, Inc.

We intend to establish and promote tournaments for the sport of classical judo and have, so far, done two tournaments, one in 2010 and one in 2011.

Contestants pay a fee to enter the contest and vie to become the winner of this yearly tournament which is known as the Classic Rules World Judo Championships.  We plan to apply through a FINRA member broker dealer for OTC-Bulletin Board listing.  Management believes that listing on the OTC-Bulletin will position the Company to find financing to progress its business plan forward.  However, there is no assurance that the Company will find a market maker and no assurance that our share will be approved for listing in the OTC Bulletin Board.

The first tournament was held in March of 2010, had 15 competitors each paying a $100 entry fee generating revenue of $1,500.  With miscellaneous revenue such as from spectator entrance fees, total revenue was $2,087.

Expenses for the first contest were $500 for Trophies, $150 for Facilities Rental, $350 for the Facilities Custodial, $100 for Advertising, $150 for Supplies, $200 for Transportation of Tournament mats totaling $1,450.

The second tournament was held in May of 2011, but attendance of athletes dropped to only 11 competitors that paid either $60 or $100 except for one competitor who paid $50 totaling $850.  With miscellaneous revenue, such as from spectator entrance fees, total revenue was $1,010.

Expenses for the second contest were $1,210 for Trophies, $150 for Referees, $350 for the Facility Custodial, $391 for Transportation of Tournament mats, $296 for printing, totaling $2,397.

In the judo contest world the results for the attendance at both of the Classic Rules tournaments would be considered small.  We cannot predict if the Classic Rules type of tournament will become successful and attract athletes to a greater extent.

We have generated little revenues to date; we have minimal assets, and have incurred losses since inception.  From November 16, 2005 (inception) through December 31, 2011 we experienced a net loss of ($69,414).  This net loss was contributed to by the organizational expenses and professional fees.  For the twelve months ended December 31, 2011 and 2010, we experienced net losses of $22,105 and $16,481, respectively.  These losses are attributable to organizational expenses and professional fees.  In our December 31, 2011 and 2010 year-end financial report, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.  In 2010, the company experienced the start of operations and took in revenue of $2,087; and in 2011, the Company took in total revenue of $1,010.

Without a further injection of cash from the founders or other investors the Company may have to close.  In addition, the yearly audit and review fees are estimated to be approximately $10,000; our accounts payable is $16,500, and the estimated costs for the 2012 tournament is $3,000 totaling about $20,100.  We expect to only take in revenue from the 2012 tournament of $7,500 leaving an expected deficit for the coming one year of $12,600.

Results of Operations

Comparison of the Years Ended December 31, 2011 and 2010

Revenues. The Company had $1,010 in revenues during the year ended December 31, 2011, which was less than half the revenue generated during the year ended December 31, 2010 of $2,087. This is because the Company had less entrants into the second annual tournament versus the first tournament held in year 2010.  The revenues in 2011 and 2010 were through entrance fees to compete in a classic rules judo tournament.

Cost of Revenues.  The Company incurred cost of revenues of $2,397 during the year ended December 31, 2011, as compared to $1,450 for the year ended December 31, 2010.  The increase is primarily a result of an increase in the cost of trophies.

General, and Administrative Expenses. The Company incurred general, and administrative expenses of $20,393 during the year ended December 31, 2011 compared to $17,118 during the year ended December 31, 2010. Such increase was due primarily to the higher audit fees incurred in 2011 versus 2010.

Interest Expense. The Company imputed interest on a third party convertible loan made to the company in May 2011.

Net Loss.  As a result, the Company incurred a net operating loss of $22,105 during the year ended December 31, 2011 compared to a net operating loss of $16,481 during the year ended December 31, 2010.

Comparison of the Years Ended December 31, 2010 and 2009

Revenues. The Company had revenue of $2,087 for the year ended 2010 from its first classic rules tournament versus the year ended 2009, when the company had no revenues.

Cost of Revenue.  The Company incurred cost of revenue of $1,450 for the year ended December 31, 2010, as compared to $0 for the year ended December 31, 2009.  The Company held its first tournament in March 2010.

Selling, General, and Administrative Expenses. The Company incurred selling, general, and administrative expenses of $17,118 during the year ended December 31, 2010 compared to $8,319 during the year ended December 31, 2009.

Net Loss.  The Company incurred a net loss of $16,481 during the year ended December 31, 2010, compared to a net loss of $8,319 during its year ended December 31, 2009.

Liquidity and Capital Resources

At December 31, 2011, we had a working capital deficit of $29,658.

Cash Flows

Net cash used in operating activities was $12,930 for the year ended December 31, 2011 and $8,092 for the year ended December 31, 2010.  This was primarily due to the net loss which was partially offset by increases in accounts payable and accrued expenses.

Net cash provided by financing activities was $12,905 and $6,780 for the years ended December 31, 2011 and 2010, respectively. The net cash provided by financing activities for the year ended December 31, 2011 consisted primarily of proceeds from the issuance of common stock and from proceeds from a convertible loan payable.

Our auditors have raised, in their current audit report, a substantial doubt about our ability to continue as a going concern. We will be unable to continue as a going concern if we are not able to raise capital and are unsuccessful in securing a business acquisition. Until such time as sufficient capital is raised, we intend to limit expenditures for capital assets and other expense categories.

The Company must currently rely on corporate officers, directors and outside investors in order to meet its budget. If the Company is unable to obtain financing from any of one of these aforementioned sources, the Company would not be able to satisfy its financial obligations. Limited commitments to provide additional funds have been made by management and other shareholders. We cannot provide any assurance that any additional funds will be made available on acceptable terms or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on us.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONTENTS
____________________________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm	Page F-1

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Cash Flows	F-4

Consolidated Statement of Stockholders’ Equity (Deficit)	F-5

Notes to Consolidated Financial Statements	F-6

	One Arin Park	Phone 732-671-2244
Certified Public Accountants	1715 Highway 35
& Managemnt Consultants	Middletown, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
  Stockholders of
Classic Rules Judo Championships, Inc.

We have audited the accompanying consolidated balance sheets of Classic Rules Judo Championships, Inc. and Subsidiary (A Development Stage Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations and cash flows for each of the years in the two-year period ended December 31, 2011, and for the period from November 16, 2005 (inception) to December 31, 2011, and the consolidated statement of stockholders’ equity (deficit) for the period from November 16, 2005 (inception) to December 31, 2011.  Classic Rules Judo Championships, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Classic Rules Judo Championships, Inc. and Subsidiary (a Development Stage Company) as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011, and the period from November 16, 2005 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note B to the consolidated financial statements, the Company has minimal revenues, has incurred a net loss of $22,105 for the year ended December 31, 2011, has  a deficit accumulated during the development stage of $69,414, and has experienced negative cash flows from operations.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note B.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

March 30, 2012
Middletown, NJ

Classic Rules Judo Championships, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,
	2011	2010

ASSETS

Current Assets
Cash	$-	$25

Total Current Assets	-	25

Total Assets	$-	$25

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft	$15	$-
Convertible loan payable	5,000	-
Accounts payable	16,503	10,803
Accrued expense	8,000	5,000
Advance from officer	140	-

Total Current Liabilities	29,658	15,803

Total Liabilities	29,658	15,803

Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock, $0.001 par value; 50,000,000 shares
authorized; 1,250,000 issued and outstanding	1,250	1,250
Common stock, $0.001 par value 100,000,000 shares
authorized; 11,596,195 and 10,761,041 issued and
outstanding at December 31, 2011 and 2010, respectively	11,596	10,761
Additional paid-in capital	26,910	19,520
Deficit accumulated during development stage	(69,414)	(47,309)

Total Stockholders' Deficit	(29,658)	(15,778)

Total Liabilities and Stockholders' Deficit	$-	$25

The accompanying notes are an integral part of these statements.

Classic Rules Judo Championships, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations

	For the Year Ended		Period from November
	December 31,		16, 2005 (inception )
	2011	2010	to December 31, 2011
			(Unaudited)

Revenues	$1,010	$2,087	$3,097

Operating Expenses
Cost of revenues	2,397	1,450	3,847
General and administrative	20,393	17,118	68,339

Total Expenses	22,790	18,568	72,186

Operating Loss	(21,780)	(16,481)	(69,089)

Other Expense

Interest expense	325	-	325

Net Loss	$(22,105)	$(16,481)	$(69,414)

Net Loss per Common Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average
Shares Outstanding	11,041,869	10,445,313	6,289,398

The accompanying notes are an integral part of these statements.

Classic Rules Judo Championships, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Year Ended		Period from November
	December 31,		16, 2005 (Inception) to
	2011	2010	to December 31, 2011

Cash Flows from Operating Activities
Net loss	$(22,105)	$(16,481)	$(69,414)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services	-	-	11,805
Shares issued for salaries	-	-	1,161
Expenses paid by shareholders	-	-	6,412
Donated services	150	-	150
Imputed interest	325	-	325
Changes in operating assets and liabilities-
Increase (decrease) in accounts payable	5,700	3,389	16,503
Increase in accrued expenses	3,000	5,000	8,000

Net Cash Used in Operating Activities	(12,930)	(8,092)	(25,058)

Cash Flows from Financing Activities
Bank overdraft	15	-	15
Proceeds from convertible loan payable	5,000	-	5,000
Proceeds from advance from officer	140	-	140
Cash contributions from related party	-	30	30
Proceeds from issuance of common stock	7,750	6,750	19,873

Net Cash Provided by Financing Activities	12,905	6,780	25,058

Net Decrease in Cash	(25)	(1,312)	-

Cash, Beginning of Period	25	1,337	-

Cash, End of Period	$-	$25	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

The accompanying notes are an integral part of these statements.

Classic Rules Judo Championships, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
Period From November 16, 2005 (Inception) to December 31, 2011

						Deficit
						Accumulated	Total
					Additional	During	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Balance at November 16, 2005(Inception )	-	$-	-	$-	$-	$-	$-

Shares issued in spinout on November 18, 2005	1,250,000	1,250	1,045,052	1,045	(2,295)	-	-
Contributed capital	-	-	-	-	342	-	342
Net loss for the period from November 16, 2005 (inception) to December 31, 2005	-	-	-	-	-	(342)	(342)

Balance at December 31, 2005	1,250,000	1,250	1,045,052	1,045	(1,953)	(342)	-

Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-

Balance at December 31, 2006	1,250,000	1,250	1,045,052	1,045	(1,953)	(342)	-

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-

Balance at December 31, 2007	1,250,000	1,250	1,045,052	1,045	(1,953)	(342)	-

Shares issued for cash at $0.001 on July 15, 2008	-	-	5,223,050	5,223	150	-	5,373
Shares issued as compensation at $0.001 on July 15, 2008	-	-	1,160,678	1,161	-	-	1,161
Shares issued for services at $0.005 on July 15, 2008	-	-	2,321,356	2,321	9,484	-	11,805
Contributed capital	-	-	-	-	5,526	-	5,526
Net loss for the year ended December 31, 2008	-	-	-	-	-	(22,167)	(22,167)

Balance at December 31, 2008	1,250,000	1,250	9,750,136	9,750	13,207	(22,509)	1,698

Contributed capital	-	-	-	-	544	-	544
Net loss for the year ended December 31, 2009	-	-	-	-	-	(8,319)	(8,319)

Balance at December 31, 2009	1,250,000	1,250	9,750,136	9,750	13,751	(30,828)	(6,077)

Shares issued for cash at $0.006 on March 29, 2010	-	-	825,826	826	4,174	-	5,000
Shares issued for cash at $0.009 on August 18, 2010	-	-	185,079	185	1,565	-	1,750
Contributed capital	-	-	-	-	30	-	30
Net loss for the year ended December 31, 2010	-	-	-			(16,481)	(16,481)

Balance at December 31, 2010	1,250,000	1,250	10,761,041	10,761	19,520	(47,309)	(15,778)

Shares issued for cash at $0.009 on March 17, 2011	-	-	161,415	162	1,338	-	1,500
Shares issued for cash at $0.009 on March 25, 2011	-	-	109,224	109	891	-	1,000
Shares issued for cash at $0.009 on November 15, 2011	-	-	430,107	430	3,570	-	4,000
Shares issued for cash at $0.009 on November 21, 2011	-	-	134,408	134	1,116	-	1,250
Services donated by referees	-	-	-	-	150	-	150
Imputed interest on convertible loan payable	-	-	-	-	325	-	325
Net loss for the year ended December 31, 2011	-	-	-	-	-	(22,105)	(22,105)

Balance at December 31, 2011	1,250,000	$1,250	11,596,195	$11,596	$26,910	$(69,414)	$(29,658)

The accompanying notes are an integral part of these statements.

Classic Rules Judo Championships, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

Classic Rules Judo Championships, Inc. was incorporated in the State of Delaware on November 16, 2005 under the name Blue Ribbon Pyrocool, Inc. (“Blue Ribbon”).  Blue Ribbon changed its name to Classic Rules Judo Championships, Inc. ("Classic Rules") on July 15, 2008. Classic Rules formed a subsidiary in the State of Connecticut on August 13, 2008 named Classic Rules World Judo Championships, Inc. to develop an annual judo championship tournament. Clients pay a fee and the Company posts their entry on the Company’s website. The Company prepares an historical competition evaluation of the participant and places that participant to an appropriate position on the elimination chart in order to allow the highest probability of the most renowned athletes to meet late in the competition preferably in the quarter-finals, the semi-finals, or finals. To date, the Company has held two tournaments.

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of assets and liabilities in the normal course of business.  The Company has minimal revenues, has incurred a net loss of $22,105 for the year ended December 31, 2011, has a deficit accumulated during the development stage of $69,414, and has experienced negative cash flows from operations.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to specialize in utilizing internet media and word of mouth to market and generate its leads for its future business of conducting tournaments. The Company needs to raise additional capital in order to fully develop its business plan. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Classic Rules Judo Championships, Inc. and its wholly owned subsidiary Classic Rules World Judo Championships, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Classic Rules Judo Championships, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments:

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 825, “Financial Instruments” (“Topic No. 825”) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Topic No. 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2011 and 2010 the carrying value of the Company’s cash, bank overdraft, accounts payable, accrued expense, convertible loan payable and advance from officer approximates fair value due to the short-term nature of these financial instruments.

Revenue Recognition

The Company recognizes revenue from participant entry fees and spectator fees upon collection since it is the Company’s policy to not issue refunds.

Equity-Based Compensation

The Company accounts for equity-based compensation transactions with employees under the provisions of FASB ASC Topic No. 718, “Compensation, Stock Compensation” (“Topic No. 718”).  Topic No. 718 requires the recognition of the fair value of equity-based compensation in net earnings.  The fair value of common stock issued for compensation is measured at the market price on the date of grant.  The fair value of the Company’s equity instruments, other than common stock, is estimated using a Black-Scholes option valuation model.  This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award.  In addition, the calculation of equity-based compensation costs requires that we estimate the number of awards that will be forfeited during the vesting period.  The fair value of equity-based awards granted to employees is amortized over the vesting period of the award and the Company elects to use the straight-line method for awards granted after adoption of Topic No. 718.

The Company accounts for equity-based transactions with non-employees under provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”).  Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The fair value of common stock issued for payments to non-employees is measured at the market price on the date of grant.  The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model.  In general, the Company recognizes an asset or expense in the same manner as if it was to pay cash for the goods or services instead of paying with or using the equity instrument.

Advertising Expense

The Company expenses advertising costs as incurred.

Classic Rules Judo Championships, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss Per Common Share

The Company computes basic loss per common share by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the year. Common equivalent shares from stock options and other common stock equivalents are excluded from the computation when their effect is anti-dilutive. The Company was in a loss position for all periods presented and, accordingly, there is no difference between basic loss per share and diluted loss per share.

Reverse Stock Split

At the Board of Directors meeting on July 15, 2008, the Company approved a resolution to affect a 10 for 1 reverse stock split. All share and per share information were retroactively adjusted to reflect the reverse stock split.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic No. 740, Income Taxes (“Topic No. 740”) which requires the use of the liability method of accounting for income taxes.   The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements.   The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.  At December 31, 2011 and 2010, the entire deferred tax asset, which arises from our net operating losses, has been fully reserved because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.

The Company recognizes and measures uncertain tax positions and records tax benefits when it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties as a component of income tax expense.  At December 31, 2011 and 2010 the Company did not have any unrecognized tax benefits and has not accrued any liability for the payment of tax related interest or penalties.  The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since inception.

Development Stage Enterprise

The Company is a development stage enterprise, as defined in ASC Topic No. 915 “Development Stage Entities”.  To date, the Company’s planned principal operations have not fully commenced.

Classic Rules Judo Championships, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain amounts in the 2010 financial statements have been reclassified to conform to the presentation used in the 2011 financial statements.

Subsequent Events

In accordance with Topic No. 855 “Subsequent Events” the Company evaluated subsequent events, which are events or transactions that occurred after December 31, 2011 through the date of the issuance of the accompanying financial statements.

Recently Issued Accounting Pronouncements

On May 12, 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04 (“ASU 2011-04”).  ASU 2011-04 is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework.  Thus, there are few differences between ASU 2011-04 and its international counterpart, International Financial Reporting Standards (“IFRS”) 13.  ASU 2011-04 is largely consistent with existing fair value measurement principles in U.S. GAAP; however it expands ASC Topic No 820’s existing disclosure requirements for fair value measurements and makes other amendments.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  The Company does not expect the provisions of ASU 2011-04 to have a material effect on the financial position, results of operations or cash flows of the Company.

On June 16, 2011, the FASB issued ASU 2011-05, which revises the manner in which entities present comprehensive income in their financial statements.  The new guidance removes the presentation options in ASC Topic No. 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  ASU 2011-05 does not change the items that must be reported in other comprehensive income.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company does not expect the provisions of ASU 2011-05 to have a material effect on the financial position, results of operations or cash flows of the Company.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying financial statements.

NOTE D – CONVERTIBLE LOAN PAYABLE

On May 9, 2011 the Company received a $5,000 loan from an individual.  The loan was convertible into 5% of the common stock of the Company if converted during the four-month conversion period beginning on the signing date.  If the loan was not converted to common stock during the conversion period the loan becomes payable in full with 10% simple interest.  Failure to pay back the loan in full with interest by the payment date will result in a penalty of 15% compounded daily of the remaining amount due until paid.  The individual has the right to buy an additional 10.3% of the common stock of the Company for $10,300 during the conversion period.  The loan is guaranteed by the sole officer and director of the Company.

Classic Rules Judo Championships, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011

NOTE D – CONVERTIBLE LOAN PAYABLE (Continued)

The parties have agreed that no interest or penalties will be paid.  Interest at a rate of 10% amounting to $322 has been imputed on the loan.

NOTE E – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. The Company has designated that these shares of preferred stock have five times voting capacity of the common stock but do not have any conversion or other rights or privileges. The Company does not have any additional Series of preferred stock. The Company has issued 1,250,000 preferred shares to the two former officers of the Company.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share.  At December 31, 2011 there are 11,596,195 shares of common stock issued and outstanding which includes 1,846,059 subscribed and fully paid for shares which have been authorized for issuance but have yet to be issued.

In July 2008, the Company undertook a private offering of approximately 6,000,000 shares of common stock. The stock was offered with a price of $0.001 per share. The private offering was made to Desmond Capital, Inc. (“Desmond”) through a subscription agreement. Desmond purchased 5,223,050 of the offered shares for a total of $5,373 in cash. Desmond’s shares were purchased with the intention of holding the securities for investment purposes, with no intention of dividing or allowing others to participate in this investment or to sell the securities for at least one year in the event that the company becomes registered with the Securities and Exchange Commission.

On July 15, 2008, the Company issued 1,160,678 shares of common stock to its officer and director, Chris Angle. The shares were issued to Mr. Angle as compensation for services rendered as the officer and director of the Company.  As the Company had minimal assets and operations at the date of issuance, the shares were valued at their par value of $0.001 per share and $1,161 was recorded a stock-based compensation.

On July 15, 2008, the Company issued 1,160,678 shares of common stock to a consultant, Nathan Lapkin. The shares were issued to Mr. Lapkin as compensation for his accounting services rendered to the company.

On July 15, 2008, the Company issued 1,160,678 shares of common stock to a consultant, Jerry Gruenbaum, Esq.  The shares were issued to Mr. Gruenbaum as compensation for his legal services rendered to the company.

Classic Rules Judo Championships, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011

NOTE E – STOCKHOLDERS’ EQUITY (Continued)

Common Stock (Continued)

The shares issued to Messrs. Gruenbaum and Lapkin were for consulting services and were valued at the fair value of the services provided. Due to the lack of assets and operations of the Company and the lack of a market for the Company’s stock, the Company determined that the fair value of the services provided were more reliably measurable. The Company obtained invoices from Messrs. Gruenbaum and Lapkin for the services provided. Mr. Gruenbaum provided legal services valued at $5,805 and Mr. Lapkin provided accounting and consulting services valued at $6,000. The Company issued both individuals the same number of shares for the services rendered. After reviewing the services provided, the Company noted that there was a $195 difference in the value of the services provided by these two individuals. The Company concluded that this difference was insignificant and did not require any adjustment.  See Note G.

On March 29, 2010, the Company sold 825,826 shares of common stock at $0.006 per share to an investor under a stock subscription agreement and received proceeds of $5,000.

On August 18, 2010, the Company sold 185,079 shares of common stock at $0.009 per share to its President under a stock subscription agreement and received proceeds of $1,750.

On March 17, 2011 the Company sold 161,415 shares of common stock at $0.009 per share to the spouse of its president under a stock subscription agreement and received proceeds of $1,500.

On March 25, 2011 the Company sold 109,224 shares of common stock at $0.009 per share to an investor under a stock subscription agreement and received proceeds of $1,000.

On November 15, 2011 the Company sold 430,107 shares of common stock at $0.009 per share to an investor under a stock subscription agreement and received proceeds of $4,000.

On November 21, 2011 the Company sold 134,408 shares of common stock at $0.009 per share to an investor under a stock subscription agreement and received proceeds of $1,250.

NOTE F – INCOME TAXES

The income tax provision differs from the amount computed by applying the U.S. federal and state statutory corporate income tax rates as follows:

                     Years Ended
                    December 31,
        2011                              2012

U.S Statutory Corporate Income Tax Rate                                           (34.0)%                                      (34.0)%
State Income Tax                                                                                       (7.0)%                        (7.0)%
Change in Valuation Allowance on Deferred Tax Asset                     41.0%                        41.0%
Effective Rate                                                                                               --  %                           --  %

Classic Rules Judo Championships, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011

NOTE F – INCOME TAXES (Continued)

Net deferred tax assets and liabilities consist of the following components:

                    December 31,
        2011                              2012

Deferred tax assets:
Equity-based payments                                                       $                --                                $               5,316
Net operating loss carry-forward                                                   30,405                                             11,242
Valuation Allowance                                                                      (30,405)                                          (16,558)

Net Deferred tax assets                                                     $                    --                                $                     --

Based upon historical net losses and the Company being in the development stage, management believes that it is not more likely than not that the deferred tax assets will be realized and has provided a valuation allowance of 100% of the deferred tax asset.  The valuation allowance increased by $13,847 and $5,768 in the years ended December 31, 2011 and 2010, respectively.

The Company's net operating loss carry-forward amounting to $69,023 at December 31, 2011, expires as follows:

Year Ending December 31:                                                                                           Amount

2028                                                                                                     $              9,201
2029                                                                                                                     8,319
2030                                                                                                                   16,432
2031                                                                                                   35,071

Total                                                                                   $            69,023

NOTE G – RELATED PARTY TRANSACTIONS

From inception prior to the appointment of Mr. Angle, in July 2008 the former management (Mr. Lapkin) of the Company contributed a total of $5,868 in cash into the company for operating expenses. In addition, in July 2008, former management, Mr. Lapkin & Mr. Gruenbaum, agreed to assist Mr. Angle to file a registration statement, for which they were paid a total of $10,805 ($5,000 to Mr. Lapkin and $5,805 to Mr. Gruenbaum) in company stock for accounting and legal services.

In July 2008, Desmond Capital, Inc. invested $5,373 in the Company in return for 5,223,050 newly issued shares. The president of Desmond Capital is Mr. Chris Angle who is also the president of the Company. Desmond Capital has two purposes: first is to provide consulting and advise to small start up companies and to invest in these companies to help bring capital for expansion. The Desmond Capital investment will be used for the on-going operations of the Company.

During 2010 Mr. Angle, the Company’s CEO, contributed to additional paid-in capital $30 in cash for operating expenses.

Classic Rules Judo Championships, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011

NOTE G – RELATED PARTY TRANSACTIONS (Continued)

During 2011 Mr. Angle, advanced the Company $140 in cash for operating expenses.  The advance has no stated terms of repayment and is non-interest bearing.

NOTE H – SUBSEQUENT EVENTS

On February 8, 2012 the Company sold 209,671 shares of common stock at $0.009 per share to two investors under stock subscription agreements and received proceeds of $1,800.

On February 8, 2012 the holder of the converted loan converted his $5,000 loan into 590,293 newly issued shares of common stock in the Company at $0.008 per share.

On February 14, 2012 the Company sold 622,289 shares of common stock at $0.008 per share to two investors under stock subscription agreements and received proceeds of $5,000.

On March 17, 2012, the Company sold 587,423 shares of common stock at $0.008 per share to three investors under stock subscription agreements and received proceeds of $4,500.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate controls over financial reporting. The Company’s disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and may find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules13a-15(e)) as of December 31, 2011.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at a reasonable assurance level.  Management’s assessment identified the following material weaknesses:

•
As of December 31, 2011, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

•
As of December 31, 2011, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•	As of December 31, 2011, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

•	As of December 31, 2011, there were no independent directors and no independent audit committee.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.  We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.  We plan to further address these issues once we commence operations and are able to hire additional personnel in financial reporting.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

On July 15, 2008 the Company entered into a Management Agreement with Mr. Chris Angle whereby the Company engaged Mr. Angle to become the president and chief executive officer.  As president of the Company, Mr. Angle was charged with developing the concept of Classic Rules Judo Championship.  Mr. Angle was issued 1,160,678 shares of common stock.

On July 15, 2008 Mr. Angle, through his investment partnership, Desmond Capital, has agreed to invest an initial amount to fund the first year proposed budget of $5,373, for which it received 5,223,050 shares of common stock.

On July 15, 2008 Mr. Nathan Lapkin and Mr. Jerry Gruenbaum, Esq. agreed to use their respective background and experience to file a registration statement for the Company.  Mr. Lapkin with his finance and accounting experience and Mr. Gruenbaum with his general counsel and public company compliance experience, for which they will each receive 1,160,678 common shares and will resign all their current positions as officers and directors of the Company.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors hold office until the annual meeting of shareholders next held after their election. Our officers and directors are as follows:

Name	Age	With Company Since	Director/Position
Chris Angle	61	07/2008	Chief Executive Officer, Chairman of the Board of Directors

Mr. Chris Angle – President, Chief Executive Officer, Chief Financial Officer, Secretary, and sole director.

Mr. Chris Angle was appointed to his position in May 2008. His educational background includes attending from 1967 to 1971 the University of Michigan where he obtained a B.A. in Biological Anthropology, and from 1975 to 1977, he was a student in Tokyo, Japan, at the Japan Missionary Language Institute.

An outline of Mr. Angle’s business history is as follows:

•	1979 to 1981: He worked for Dai Nippon Printing Co. in the machinery sales department.
•	1982 to 1984: Worked for East Coast Management Corp. as a market researcher for Japanese importers/exporters and investors in the U.S.
•	1984 to 1997: Worked for Corona USA Corporation as the national sales manager. Corona is a manufacturer of kerosene heating and air conditioning products.
•	1998 to 1999: Was a MetLife insurance salesman
•	1999 to 2000: Was in the Paine Webber Financial Advisor Training Program
•	2001 to 2005: Gemini Financial as a Financial Advisor
•	2005 to 2007: Owner of L.A. Limousine of Greenwich
•	2008 to 9/2011: First Union Securities, Inc as a Registered Representative
•	2009 to Present: Editor of the RITE Report (http://www.stock-market-direction.net)

His judo background and history includes:

•	2000 to Present: Coach of Stamford Judo, Stamford, CT (www.stamfordjudo.us):
•	2010: Coach Angle received 6th Dan Rank Certification from the USJF.
•	Chris Angle competed in over 80 local, regional, national, and international judo tournaments throughout the 70’s and 80’s.

Mr. Angle does not devote all of his time to our operations.  He is involved in other activities.  Mr. Angle currently devotes approximately 1 hour per week to company matters.  We have not formulated a plan to resolve any possible conflict of interest with his other business activities.  Mr. Angle intends to limit his role in his other activities and devote more of his time to the Company after we attain a sufficient level of revenues to support him full time.

Mr. Angle’s other activities include being editor of the RITE Report which prognosticates the direction of the stock market; owner of Stamford Learning Center, LLC d/b/a Stamford Judo; and president of Desmond Capital, Inc which invests in venture capital opportunities.

Audit Committee

The Board of Directors does not have a Compensation, Audit, or Nominating Committee.  The usual functions of such committees are performed by the entire Board of Directors. The Board of Directors has determined that at present we do not have an independent audit committee financial expert. The Board believes that the members of the Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we have been seeking and continue to seek an appropriate individual to serve on the Board of Directors and the Audit Committee who will meet the requirements necessary to be an independent financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owners of more than ten percent (10%) to report their beneficial ownership of equity interests in the company to the SEC. Their initial reports are required to be filed using the SEC's Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC's Form 4, which must be filed within two business days of most transactions. Officers, directors, and persons owning more than 10% of our capital shares are required by SEC regulations to furnish us with copies of all of reports they file pursuant to Section 16(a).

Code of Ethics

In 2008, the Company adopted a “Code of Ethics” that applies to the Company’s Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller, and persons performing similar such functions.

ITEM 11.                      EXECUTIVE COMPENSATION

The following table provides summary information for the fiscal years ended December 31, 2011 and 2010 concerning cash and non-cash compensation paid or accrued by us for our executive officers in excess of $60,000.

Name/ Position	Year	Salary	Bonus	Stock	Other	Total
Chris Angle	2011	$0	$0	$0	$0	$0
Chief Executive Officer	2010	$0	$0	$0	$0	$0

Employment Contracts

The Company currently has no employees on the payroll. The Company entered into Management Agreements with the executive officer of the Company. The Management Agreement is indefinite and commenced on July 15, 2008.

Family Relationships

There are no family relationships among the Company’s current directors, executive officers, or other persons nominated or chosen to become officers or executive officers.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2011. The information in this table provides the ownership information for:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our executive officers; and
•	our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Title of Class	Name and Address	Number of Shares		Percent of Class
		Preferred	Common	Preferred	Common

Preferred Stock	Nathan Lapkin 2 Corporate Drive, Suite 234 Shelton, CT 06484	625,000		50%

Preferred Stock	Jerry Gruenbaum, Esq. 2 Corporate Drive, Suite 234 Shelton, CT 06484	625,000		50%

Common Stock	Desmond Capital 7065 W. Ann Road #130-448 Las Vegas, NV 89130		5,223,050		45%

Common Stock	Chris Angle (1)(2)(3)(4) 100 Research Drive, Suite 16 Stamford, CT 06906		1,507,172		13%

Common Stock	Nathan Lapkin 2 Corporate Drive, Suite 234 Shelton, CT 06484		1,326,158		11.5%

Common Stock	Jerry Gruenbaum, Esq. 2 Corporate Drive, Suite 234 Shelton, CT 06484		1,326,158		11.5%

Common Stock	Goran Komarica 44 Fairview Avenue Glen Rock, NJ 07452		1,069,458		9%

	Total	1,250,000	10,451,996	100%	90%

	Officers and Directors as a group (one person)(1)(2)(3)(4)	0	1,507,172	0%	13%

(1)
Mr. Angles’ share ownership consists of a total 1,507,172 shares of common stock, 1,160,678 held personally, 346,494 held by V. Stolere (Mr. Angle spouse), and 1,044,610 shares of common stock held by Desmond Capital., of which Mr. Angle is a 20% owner.

(2)
No director, named executive officer, or persons owning 5% our more of Classic Rules Judo Championships' stock has any rights to acquire any shares from options, warrants, rights, conversion privileges or similar obligations.

(3)	20% of the shares of Desmond Capital, Inc. are held by Chris Angle. The remaining shares are held by H. Nishiyama, N. Negishi, and C. Yamamoto.

(4)	Mr. Angle is the sole officer and director of the Company. Shares include shares owned by V. Stolere, his wife.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since January 1, 2011, we have had no reportable transactions with related parties and none are currently proposed.

ITEM 14.                      PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2011 and December 31, 2010 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

FIRM	FISCAL YEAR 2011	FISCAL YEAR 2010

Meyler & Company, LLC

(i), (ii) Audit Related Fees	$16,875	$13,850

(iii) Tax Fees	$2,250	$0

(iv) All Other Fees	$0	$0

TOTAL FEES	$19,125	$13,850

The Company’s sole member of the board of directors, acting as our audit committee pre-approved each engagement of our independent registered public accounting firm.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Exhibits:

Exhibit Number                                                Document Description

3.1
Corporate Charter of Blue Ribbon Pyrocool, Inc. as filed with the Delaware Secretary of State on April 6, 1998, incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 11, 2010.

3.2
Amendment to the Company’s Articles of Incorporation as filed with the Delaware Secretary of State on March 31, 2000, changing the authorized number of shares of the Company, incorporated by reference from the Company’s Form S-1 filed with the Securities and Exchange Commission on June 11, 2010.

3.3	Bylaws of Classic Rule Judo Championship, Inc., incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 11, 2010.

5.1           Opinion of Jerry Gruenbaum, Esq.

10.1
Management Agreement between Mr. Chris Angle, Desmond Capital and Nathan Lapkin and Jerry Gruenbaum, Esq., whereby Mr. Angle will become President and Chief Executive Office and sole director and develop the concept of Classic Rules Judo Championship, incorporated by reference from the Company’s Form S-1 filed with the Securities and Exchange Commission on June 11, 2010.

14.1	Code of Ethics, incorporated by reference from the Company’s Form S-1 filed with the Securities and Exchange Commission on June 11, 2010.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CLASSIC RULE JUDO CHAMPIONSHIP, INC.
(Registrant)

April 2, 2012	By: /s/ Chris Angle
Chris Angle
Principal Executive Officer, Principal Financial
Officer, and Principal Accounting Officer