Form 10-Q
period 2012-03-31
Classic Rules Judo Championships, Inc.
filed 2012-05-15
CIK 1445831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

Commission File Number: 333-167451

CLASSIC RULES JUDO CHAMPIONSHIPS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8424623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Research Drive, Suite 16
Stamford, CT	06906
(Address of principal executive offices)	(Zip Code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days  ☒ Yes    ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No   ☒
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,605,871 shares of common stock as of May15, 2012.

CLASSIC RULES JUDO CHAMPIONSHIPS, INC.

FORM 10-Q

INFORMATION REGARDING FORWARD-LOOKING DISCLOSURE

This quarterly report on Form 10-Q contains forward-looking statements. Statements in this report that are not historical facts, including statements about management’s beliefs and expectations, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined under Item 1A, Risk Factors, in our most recent annual report on Form 10-K, and any updated risk factors we include in our quarterly reports on Form 10-Q and other filings with the SEC. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the following:

•    risks arising from material weaknesses in our internal control over financial reporting, including material weaknesses in our control environment;

•    our ability to attract new clients and retain existing clients;

•    our ability to retain and attract key employees;

•    risks associated with assumptions we make in connection with our critical accounting estimates;

•    potential adverse effects if we are required to recognize impairment charges or other adverse accounting-related developments;

•    potential downgrades in the credit ratings of our securities;

•    risks associated with the effects of global, national and regional economic and political conditions, including fluctuations in economic growth rates, interest rates and currency exchange rates; and

•    developments from changes in the regulatory and legal environment for advertising and marketing and communications services companies around the world.

Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in our 2011 Annual Report on Form 10-K and other filings with the SEC.

PART I

ITEM 1                      FINANCIAL STATEMENTS

CLASSIC RULES JUDO CHAMPIONSHIPS, INC.

UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2012

Classic Rules Judo Championships, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011

ASSETS

Current Assets
Cash	$1,021	$-

Total Current Assets	-	-

Total Assets	$1,021	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft	$-	$15
Convertible loan payable	-	5,000
Accounts payable	23,050	16,503
Accrued expense	2,500	8,000
Advance from officer	140	140

Total Current Liabilities	25,690	29,658

Total Liabilities	25,690	29,658

Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock, $0.001 par value; 50,000,000 shares
authorized; 1,250,000 shares issued and outstanding	1,250	1,250
Common stock, $0.001 par value 100,000,000 shares authorized
13,605,871 and 11,596,195 shares issued and outstanding
at March 31, 2012 and December 31, 2011, respectively	13,606	11,596
Additional paid-in capital	41,257	26,910
Deficit accumulated during development stage	(80,782)	(69,414)

Total Stockholders' Deficit	(24,669)	(29,658)

Total Liabilities and Stockholders' Deficit	$1,021	$-

The accompanying notes are an integral part of these financial statements.

Classic Rules Judo Championships, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations

	For the Three Months Ended		Period from November
	March 31,		16, 2005 (inception )
	2012	2011	to March 31, 2012
			(Unaudited)

Revenues	$-	$-	$3,097

Operating Expenses
Cost of revenues	(610)	-	3,237
General and administrative	11,921	350	80,260

Total Expenses	11,311	350	83,497

Operating Loss	(11,311)	(350)	(80,400)

Other Expense

Interest expense	57	-	382

Net Loss	$(11,368)	$(350)	$(80,782)

Net Loss per Common Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average
Shares Outstanding	12,480,338	10,793,432	6,802,505

The accompanying notes are an integral part of these financial statements.

Classic Rules Judo Championships, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Three Months Ended		Period from November
	March 31,		16, 2005 (Inception)
	2012	2011	to March 31, 2012

Cash Flows from Operating Activities
Net loss	$(11,368)	$(350)	$(80,782)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services	-	-	11,805
Shares issued for salaries	-	-	1,161
Expenses paid by shareholders	-	-	6,412
Donated services	-	-	150
Imputed interest	57	-	382
Changes in operating assets and liabilities-
Increase (decrease) in accounts payable	6,547	(2,150)	23,050
Increase in accrued expenses	(5,500)	-	2,500

Net Cash Used in Operating Activities	(10,264)	(2,500)	(35,322)

Cash Flows from Financing Activities
Bank overdraft	(15)	-	-
Proceeds from convertible loan payable	-	-	5,000
Proceeds from advance from officer	-	-	140
Cash contributions from related party	-	-	30
Proceeds from issuance of common stock	11,300	2,500	31,173

Net Cash Provided by Financing Activities	11,285	2,500	36,343

Net Decrease in Cash	1,021	-	1,021

Cash, Beginning of Period	-	25	-

Cash, End of Period	$1,021	$25	$1,021

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Financing Transaction:
Conversion of Convertible Loan Payable into Common Stock	$5,000	-	$5,000

The accompanying notes are an integral part of these financial statements.

Classic Rules Judo Championships, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
Period From November 16, 2005 (Inception) to March 31, 2012

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
Balance at November 16, 2005(Inception )	-	$-	-	$-	$-	$-	$-

Shares issued in spinout on November 18, 2005	1,250,000	1,250	1,045,052	1,045	(2,295)	-	-
Contributed capital	-	-	-	-	342	-	342
Net loss for the period from November 16, 2005
(inception) to December 31, 2005	-	-	-	-	-	(342)	(342)

Balance at December 31, 2005	1,250,000	1,250	1,045,052	1,045	(1,953)	(342)	-

Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-

Balance at December 31, 2006	1,250,000	1,250	1,045,052	1,045	(1,953)	(342)	-

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-

Balance at December 31, 2007	1,250,000	1,250	1,045,052	1,045	(1,953)	(342)	-

Shares issued for cash at $0.001 on July 15, 2008	-	-	5,223,050	5,223	150	-	5,373
Shares issued as compensation at $0.001 on July 15, 2008	-	-	1,160,678	1,161	-	-	1,161
Shares issued for services at $0.005 on July 15, 2008	-	-	2,321,356	2,321	9,484	-	11,805
Contributed capital	-	-	-	-	5,526	-	5,526
Net loss for the year ended December 31, 2008	-	-	-	-	-	(22,167)	(22,167)

Balance at December 31, 2008	1,250,000	1,250	9,750,136	9,750	13,207	(22,509)	1,698

Contributed capital	-	-	-	-	544	-	544
Net loss for the year ended December 31, 2009	-	-	-	-	-	(8,319)	(8,319)

Balance at December 31, 2009	1,250,000	1,250	9,750,136	9,750	13,751	(30,828)	(6,077)

Shares issued for cash at $0.006 on March 29, 2010	-	-	825,826	826	4,174	-	5,000
Shares issued for cash at $0.009 on August 18, 2010	-	-	185,079	185	1,565	-	1,750
Contributed capital	-	-	-	-	30	-	30
Net loss for the year ended December 31, 2010	-	-	-			(16,481)	(16,481)

Balance at December 31, 2010	1,250,000	1,250	10,761,041	10,761	19,520	(47,309)	(15,778)

Shares issued for cash at $0.009 on March 17, 2011	-	-	161,415	162	1,338	-	1,500
Shares issued for cash at $0.009 on March 25, 2011	-	-	109,224	109	891	-	1,000
Shares issued for cash at $0.009 on November 15, 2011	-	-	430,107	430	3,570	-	4,000
Shares issued for cash at $0.009 on November 21, 2011	-	-	134,408	134	1,116	-	1,250
Services donated by referees	-	-	-	-	150	-	150
Imputed interest on convertible loan payable	-	-	-	-	325	-	325
Net loss for the year ended December 31, 2011	-	-	-	-	-	(22,105)	(22,105)

Balance at December 31, 2011	1,250,000	1,250	11,596,195	11,596	26,910	(69,414)	(29,658)

Shares issued for cash at $0.009 on February 8, 2012		-	209,671	210	1,590	-	1,800
Shares issued upon conversion of convertible loan
payable at $0.008 on February 8, 2012		-	590,293	590	4,410	-	5,000
Shares issued for cash at $0.008 on February 14, 2012			622,289	622	4,378	-	5,000
Shares issued for cash at $0.008 on March 17, 2012			587,423	588	3,912	-	4,500
Imputed interest on convertible loan payable			-	-	57	-	57
Net loss for the quarter ended March 31, 2012			-	-	-	(11,368)	(11,368)

Balance at March 31, 2012	1,250,000	$1,250	13,605,871	$13,606	$41,257	$(80,782)	$(24,669)

The accompanying notes are an integral part of these financial statements.

Classic Rules Judo Championships, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2012

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

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has minimal revenues since inception, has incurred a net loss of $11,368 for the three months ended March 31, 2012, has a deficit accumulated during the development stage of $80,782, and has experienced negative cash flows from operations.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to specialize in utilizing internet media and word of mouth to market and generate its leads for its future business of conducting tournaments. The Company needs to raise additional capital in order to fully develop its business plan. Failure to raise adequate capital and generate adequate revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Statements

The accompanying unaudited interim financial statements as of March 31, 2012, and for the three months ended March 31, 2012 and 2011 have been prepared in accordance with accounting principals generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principals generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of March 31, 2012 and the results of operations and cash flows for the three months ended March 31, 2012 and 2011.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year,

Principles of Consolidation

The consolidated financial statements include the accounts of Classic Rules Judo Championships, Inc. and its wholly owned subsidiary Classic Rules World Judo Championships, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Classic Rules Judo Championships, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2012

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The company had no cash equivalents at March 31, 2012 or December 31, 2011.

Fair Value of Financial Instruments:

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 825, “Financial Instruments” (“Topic No. 825”) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Topic No. 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2012 and December 31, 2011 the carrying value of the Company’s cash, bank overdraft, accounts payable, accrued expense, convertible loan payable and advance from officer approximates fair value due to the short-term nature of these financial instruments.

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
March 31, 2012

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic No. 740, Income Taxes (“Topic No. 740”) which requires the use of the liability method of accounting for income taxes.  The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements.   The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.  At March 31, 2012 and December 31, 2011, the entire deferred tax asset, which arises from our net operating losses, has been fully reserved because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.

Classic Rules Judo Championships, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2012

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company recognizes and measures uncertain tax positions and records tax benefits when it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties as a component of income tax expense.  At March 31, 2012 and December 31, 2011 the Company did not have any unrecognized tax benefits and has not accrued any liability for the payment of tax related interest or penalties.  The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since inception.

Development Stage Enterprise

The Company is a development stage enterprise, as defined in ASC Topic No. 915 “Development Stage Entities”.  To date, the Company’s planned principal operations have not fully commenced.

Subsequent Events

In accordance with Topic No. 855 “Subsequent Events” the Company evaluated subsequent events, which are events or transactions that occurred after March 31, 2012 through the date of the issuance of the accompanying financial statements.

Recently Issued Accounting Pronouncements

On May 12, 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04 (“ASU 2011-04”).  ASU 2011-04 is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework.  Thus, there are few differences between ASU 2011-04 and its international counterpart, International Financial Reporting Standards (“IFRS”) 13.  ASU 2011-04 is largely consistent with existing fair value measurement principles in U.S. GAAP; however it expands ASC Topic No 820’s existing disclosure requirements for fair value measurements and makes other amendments.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  The adoption of ASU 2011-04 did not have a material effect on the financial position, results of operations or cash flows of the Company.

On June 16, 2011, the FASB issued ASU 2011-05, which revises the manner in which entities present comprehensive income in their financial statements.  The new guidance removes the presentation options in ASC Topic No. 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  ASU 2011-05 does not change the items that must be reported in other comprehensive income.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of ASU 2011-05 did not have a material effect on the financial position, results of operations or cash flows of the Company.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying financial statements.

Classic Rules Judo Championships, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2012

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

The parties have agreed that no interest or penalties will be paid.  Interest at a rate of 10% amounting to $57 for the three months ended March 31, 2012 and $325 for the year ended December 31, 2011, has been imputed on the loan, and has been charged to additional paid-in capital.

On February 8, 2012 the holder of the convertible loan exercised his option to convert the loan into 590,293 newly issued shares of common stock of the Company at $0.008 per share.

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

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share.  At March 31, 2012 there are 13,605,871 shares of common stock issued and outstanding, which includes 3,855,735 subscribed and fully paid for shares, which have been authorized for issuance, but have yet to be issued.

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

On July 15, 2008, the Company issued 1,160,678 shares of common stock to its officer and director, Chris Angle. The shares were issued to Mr. Angle as compensation for services rendered as the officer and director of the Company.  As the Company had minimal assets and operations at the date of issuance, the shares were valued at their par value of $0.001 per share and $1,161 was recorded as stock-based compensation.

Classic Rules Judo Championships, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2012

NOTE E – STOCKHOLDERS’ EQUITY (Continued)

Common Stock (Continued)

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

On February 8, 2012 the Company sold 105,305 shares of common stock at $0.009 per share to an investor under a stock subscription agreement and received proceeds of $900.

On February 8, 2012, the Company sold 104,366 shares of common stock at $0.009 per shares to the spouse of its president under a stock subscription agreement and received proceeds of $900.

Classic Rules Judo Championships, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2012

NOTE E – STOCKHOLDERS’ EQUITY (Continued)

Common Stock (Continued)

On February 8, 2012 the holder of the convertible loan payable converted his $5,000 loan into 590,293 newly issued shares of common stock in the Company at $0.008 per share.

On February 14, 2012 the Company sold 315,018 shares of common stock at $0.008 per share to an investor under a stock subscription agreement and received proceeds of $2,500.

On February 14, 2012, the Company sold 307,271 shares of common stock at $0.008 per share to the spouse of its president under a stock subscription agreement and received proceeds of $2,500.

On March 17, 2012, the Company sold 361,398 shares of common stock at $0.008 per share to two investors under stock subscription agreements and received proceeds of $2,750.

On March 17, 2012, the Company sold 226,025 shares of common stock at $0.008 per share to the spouse of its president under a stock subscription agreement and received proceeds of $1,750.

NOTE F – INCOME TAXES

The income tax provision differs from the amount computed by applying the U.S. federal and state statutory corporate income tax rates as follows:

	Quarter Ended
	March 31,
	2012	2011

U.S Statutory Corporate Income Tax Rate	(34.0)%	(34.0)%
State Income Tax	(7.0)%	(7.0%)
Change in Valuation Allowance on Deferred Tax Asset	41.0%	41.0%
Effective Rate	-%	-%

Net deferred tax assets and liabilities consist of the following components:

	March 31,	December 31,
	2012	2011

Deferred tax assets:
Net operating loss carry-forward	$35,412	$30,405
Valuation Allowance	(35,412)	(30,405)
Net Deferred tax assets	$--	$--

Classic Rules Judo Championships, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2012

NOTE F – INCOME TAXES (Continued)

Based upon historical net losses and the Company being in the development stage, management believes that it is not more likely than not that the deferred tax assets will be realized and has provided a valuation allowance of 100% of the deferred tax asset.  The valuation allowance increased by $5,007 and $13,487 in the three months ended March 31, 2012 and the year ended December 31, 2011, respectively.

The Company's net operating loss carry-forward amounting to $69,023 at December 31, 2011, expires as follows:

Year Ending December 31:	Amount

2028	$9,201
2029	8,319
2030	16,432
2021	35,071
Total	$69,023

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

In July 2008, Desmond Capital, Inc. invested $5,373 in the Company in return for 5,223,050 newly issued shares. The president of Desmond Capital is Mr. Chris Angle who is also the president of the Company. Desmond Capital has two purposes: first is to provide consulting and advice to small start up companies and to invest in these companies to help bring capital for expansion. The Desmond Capital investment will be used for the on-going operations of the Company.

During 2010 Mr. Angle, the Company’s CEO, contributed to additional paid-in capital $30 in cash for operating expenses.

During 2011 Mr. Angle, advanced the Company $140 in cash for operating expenses.  The advance has no stated terms of repayment and is non-interest bearing.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

This Form 10-Q quarterly report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts, included in this Form 10-Q that address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters, and other such matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks, uncertainties, and other factors, many of which are beyond our control.

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

General

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

Results of Operations

Comparison of the three months ended March 31, 2012 and 2011

Revenues. The Company had no revenues during the three months ended March 31, 2012 and 2011. This is because the Company had planned its next tournament to be held the following quarter.

Cost of Revenues. The Company had a negative $610 in cost of revenues for the three months ended March 31, 2012, as compared to no costs for the three months ended March 31, 2011, as the Company held no tournaments during the periods.  The negative $610 in costs for the three months ended March 31, 2012, is the result of a reduction in the cost of awards, which were recorded at December 31, 2011.

General and Administrative expenses. The Company incurred $11,921 in general and administrative expenses during the three month period ended March 31, 2012 as compared to $350 in general and administrative expenses for the comparable period in 2011.  The increase is primarily due to an increase in accounting and stock transfer agent fees, as we are now a reporting company.

Operating Loss. As a result of the Company’s general and administrative expenses, the Company incurred an operating loss of $11,311 for the three month period ended March 31, 2012, as compared with $350 for the three month period ended March 31, 2011.

Other Expenses. The Company imputed interest expense on the convertible loan during the three month period ended March 31, 2012 of $57. The holder of the convertible loan exercised his conversion right and converted the loan into 590,293 newly issued common shares of Company stock.

Net Loss. The Company incurred a net loss of $11,368 during the three month period ended March 31, 2012, as compared with a net loss of $350 for the three month period ended March 31, 2011.

Liquidity and Capital Resources

At March 31, 2012, the Company had a working capital deficit of $24,669.

Cash Flows

Net cash used by operating activities amounted to $10,264 and $2,500 in the three months ended March 31, 2012 and 2011, respectively.  Net cash decreased primarily from the net loss incurred for the three months ended March 31, 2012, in the amount of $11,368.

Net cash provided by financing activities amounted to $11,285 and $2,500 in the three months ended March 31, 2012 and 2011, respectively.  In the first quarter of 2012, the Company received proceeds of $11,300 from the issuance of common stock.

The Company had no revenues for its tournaments during the three months ended March 31, 2012 and had no revenues during the comparable period in 2011.  As of March 31, 2012, the Company was primarily relying on its corporate officer, director, and outside investors for the funding needed for the implementation of its business plan.  The Company’s management is currently looking for the capital needed to complete its corporate objectives.  The Company cannot predict the extent to which its liquidity and capital resources will be available prior to executing its business plan or whether it will have sufficient capital to fund typical operating expenses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4.                      Controls and Procedures

Evaluation of disclosure controls and procedures.

Management is responsible for establishing and maintaining adequate controls over financial reporting.  The Company’s disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.   Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and may find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)) as of March 31, 2012.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at a reasonable assurance level.  Management’s assessment identified the following material weaknesses:

•
As of March 31, 2012, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

•
As of March 31, 2012, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to current requirements of GAAP and SEC disclosure requirements.

•	As of March 31, 2012, there was a lack of segregation of duties, in that we had only one person performing all accounting-related duties.

•           As of March 31, 2012, there were no independent directors and no independent audit committee.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings

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

Item 1A.                      Risk Factors

An investment in our shares is speculative and involves a high degree of risk.  Therefore, you should not invest in our shares unless you are able to bear a loss of your entire investment.  You should carefully consider the following factors as well as those set forth in our annual report on Form 10-K for the year ended December 31, 2011 and the other information contained herein before deciding to invest in our shares.  Factors that could cause actual results to differ from our expectations, statements or projections include the risks and uncertainties relating to our business described above.  The fact that some of the risk factors may be the same or similar to our past filings, means only that the risks are present in multiple periods.  We believe that many of the risks detailed here and in our SEC filings are part of doing business in our industry and will likely be present in all periods reported.  The fact that certain risks are endemic to our industry does not lessen the significance of the risk.  We urge you to carefully consider the following discussion of risks as well as other information regarding our common stock.  This report and statements that we may make from time to time may contain forward-looking information.  There can be no assurance that actual results will not differ materially from our expectations, statements or projections.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

On February 8, 2012 the Company sold 105,305 shares of common stock at $0.009 per share to an investor under a stock subscription agreement and received proceeds of $900.

On February 8, 2012 the Company sold 104,366 shares of common stock at $0.009 per share to the spouse of its president under a stock subscription agreement and received proceeds of $900.

On February 8, 2012 the holder of the convertible loan payable converted his $5,000 loan into 590,293 newly issued shares of common stock in the Company at $0.008 per share.

On February 14, 2012 the Company sold 315,018 shares of common stock at $0.008 per share to an investor under a stock subscription agreement and received proceeds of $2,500.

On February 14, 2012 the Company sold 307,271 shares of common stock at $0.008 per share to the spouse of its president under a stock subscription agreement and received proceeds of $2,500.

On March 17, 2012, the Company sold 361,398 shares of common stock at $0.008 per share to two investors under a stock subscription agreements and received proceeds of $2,750.

On March 17, 2012, the Company sold 226,025 shares of common stock at $0.008 per share to the spouse of its president under a stock subscription agreements and received proceeds of $1,750.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      [Removed and Reserved]

N/A

Item 5.                      Other Information

None

Item 6.                      Exhibits

Exhibit	31.1	Certification of the Principal Executive Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit	31.2	Certification of the Principal Financial Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit	32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit	32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2012	Classic Rules Judo Championships, Inc.

By: /s/ Chris Angle
Chris Angle, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer