Form 10-Q/A
period 2012-06-30
Classic Rules Judo Championships, Inc.
filed 2012-09-05
CIK 1445831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30 , 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No   ☐
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,605,871 shares of common stock as of September 5 , 2012.

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

Dated: September 5 , 2012	Classic Rules Judo Championships, Inc.

By: /s/ Chris Angle
Chris Angle, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer