Form 10-Q
period 2012-09-30
Classic Rules Judo Championships, Inc.
filed 2012-11-15
CIK 1445831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,150,106 shares of common stock as of November 15, 2012.

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

PART I

ITEM 1                      FINANCIAL STATEMENTS

CLASSIC RULES JUDO CHAMPIONSHIPS, INC.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2012
CONTENTS

Page

Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	5

Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 and for the period from November 16, 2005 (date of Inception) to September 30, 2012 (unaudited)	6

Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and for the period from November 16, 2005 (date of inception) to September 30, 2012 (unaudited)	7

Consolidated Statement of Stockholders Deficit for the period from November 16, 2005 (date of inception) to September 30, 2012 (unaudited)	8

Notes to Consolidated Financial Statements (unaudited)	9

Classic Rules Judo Championships, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS

Current Assets
Cash	$31	$-

Total Current Assets	31	-

Total Assets	$31	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft	$-	$15
Convertible loan payable	-	5,000
Accounts payable	25,550	16,503
Accrued expense	2,500	8,000
Advance from officer	165	140

Total Current Liabilities	28,215	29,658

Total Liabilities	28,215	29,658

Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock, $0.001 par value; 50,000,000 shares
authorized; 1,250,000 shares issued and outstanding	1,250	1,250
Common stock, $0.001 par value 100,000,000 shares authorized
14,150,106 and 11,596,195 shares issued and outstanding
at September 30, 2012 and December 31, 2011, respectively	14,150	11,596
Additional paid-in capital	44,713	26,910
Deficit accumulated during development stage	(88,297)	(69,414)

Total Stockholders' Deficit	(28,184)	(29,658)

Total Liabilities and Stockholders' Deficit	$31	$-

The accompanying notes are an integral part of these consolidated financial statements.

Classic Rules Judo Championships, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		Period from November
	September 30,		September 30,		16, 2005 (Date of
	2012	2011	2012	2011	Inception) to September 30, 2012

Revenues	$-	$-	$-	$1,010	$3,097

Operating Expenses
Cost of revenues	-	-	(610)	1,788	3,237
General and administrative	4,024	90	19,436	5,090	87.775

Total Expenses	4,024	90	18,826	6,878	91,012

Operating Loss	(4,024)	(90)	(18,826)	(5,868)	(87,915)

Other Expense
Interest Expense	-	(125)	(57)	(196)	(382)

Net Loss	$(4,024)	$(215)	$(18,883)	$(6,064)	$(88,297)

Net Loss per Common Share
Basic and Diluted	$-	$-	$-	$-	$(0.01)

Weighted Average
Shares Outstanding	13,925,313	11,031,680	13,339,321	10,953,137	7,066,427

The accompanying notes are an integral part of these consolidated financial statements.

Classic Rules Judo Championships, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended		Period from November 16,
	September 30,		2005 (Date of Inception)
	2012	2011	to September 30, 2012

Cash Flows from Operating Activities
Net loss	$(18,883)	$(6,064)	$(88,297)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services	-	-	11,805
Shares issued for salaries	-	-	1,161
Expenses paid by shareholders	-	-	6,412
Donated services	-	-	150
Imputed interest	57	196	382
Changes in operating assets and liabilities-
Increase (decrease) in accounts payable	9,047	(1,581)	25,550
Increase (decrease) in accrued expenses	(5,500)	-	2,500

Net Cash Used in Operating Activities	(15,279)	(7,449)	(40,337)

Cash Flows from Financing Activities
Bank overdraft	(15)	-	-
Proceeds from convertible loan payable	-	5,000	5,000
Proceeds from advance from officer	25	-	165
Cash contributions from related party	-	-	30
Proceeds from issuance of common stock	15,300	2,500	35,173

Net Cash Provided by Financing Activities	15,310	7,500	40,368

Net Increase in Cash	31	51	31

Cash, Beginning of Period	-	25	-

Cash, End of Period	$31	$76	$31

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non-Cash Financing Transaction:
Conversion of convertible loan payable into common stock	$5,000	$-	$5,000

The accompanying notes are an integral part of these consolidated financial statements.

Classic Rules Judo Championships, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
Period From November 16, 2005 (Date of Inception) to September 30, 2012
(Unaudited)

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
Balance at November 16, 2005(Date of Inception )	-	$-	-	$-	$-	$-	$-

Shares issued in spinout on November 18, 2005	1,250,000	1,250	1,045,052	1,045	(2,295)	-	-
Contributed capital	-	-	-	-	342	-	342
Net loss for the period from November 16, 2005 (Date of inception) to December 31, 2005	-	-	-	-	-	(342)	(342)

Balance at December 31, 2005	1,250,000	1,250	1,045,052	1,045	(1,953)	(342)	-

Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-

Balance at December 31, 2006	1,250,000	1,250	1,045,052	1,045	(1,953)	(342)	-

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-

Balance at December 31, 2007	1,250,000	1,250	1,045,052	1,045	(1,953)	(342)	-

Shares issued for cash at $0.001 on July 15, 2008	-	-	5,223,050	5,223	150	-	5,373
Shares issued as compensation at $0.001 on July 15, 2008	-	-	1,160,678	1,161	-	-	1,161
Shares issued for services at $0.005 on July 15, 2008	-	-	2,321,356	2,321	9,484	-	11,805
Contributed capital	-	-	-	-	5,526	-	5,526
Net loss for the year ended December 31, 2008	-	-	-	-	-	(22,167)	(22,167)

Balance at December 31, 2008	1,250,000	1,250	9,750,136	9,750	13,207	(22,509)	1,698

Contributed capital	-	-	-	-	544	-	544
Net loss for the year ended December 31, 2009	-	-	-	-	-	(8,319)	(8,319)

Balance at December 31, 2009	1,250,000	1,250	9,750,136	9,750	13,751	(30,828)	(6,077)

Shares issued for cash at $0.006 on March 29, 2010	-	-	825,826	826	4,174	-	5,000
Shares issued for cash at $0.009 on August 18, 2010	-	-	185,079	185	1,565	-	1,750
Contributed capital	-	-	-	-	30	-	30
Net loss for the year ended December 31, 2010	-	-	-	-	-	(16,481)	(16,481)

Balance at December 31, 2010	1,250,000	1,250	10,761,041	10,761	19,520	(47,309)	(15,778)

Shares issued for cash at $0.009 on March 17, 2011	-	-	161,415	162	1,338	-	1,500
Shares issued for cash at $0.009 on March 25, 2011	-	-	109,224	109	891	-	1,000
Shares issued for cash at $0.009 on November 15, 2011	-	-	430,107	430	3,570	-	4,000
Shares issued for cash at $0.009 on November 21, 2011	-	-	134,408	134	1,116	-	1,250
Services donated by referees	-	-	-	-	150	-	150
Imputed interest on convertible loan payable	-	-	-	-	325	-	325
Net loss for the year ended December 31, 2011	-	-	-	-	-	(22,105)	(22,105)

Balance at December 31, 2011	1,250,000	1,250	11,596,195	11,596	26,910	(69,414)	(29,658)

Shares issued for cash at $0.009 on February 8, 2012	-	-	209,671	210	1,590		1,800
Shares issued for conversion of loan payable at $0.008 on February 8, 2012	-	-	590,293	590	4,410	-	5,000
Shares issued for cash at $0.008 on February 14, 2012	-	-	622,289	622	4,378	-	5,000
Shares issued for cash at $0.008 on March 17, 2012	-	-	587,423	588	3,912	-	4,500
Shares issued for cash at $0.007 on August 9, 2012	-	-	204,088	204	1,296	-	1,500
Shares issued for cash at $0.007 on August 9, 2012	-	-	204.088	204	1,296	-	1,500
Shares issued for cash at $0.007 on August 9, 2012	-	-	136,059	136	864	-	1,000
Imputed interest on convertible loan payable	-	-	-	-	57	-	57
Net loss for the nine months ended September 30, 2012	-	-	-	-	-	(18,883)	(18,883)

Balance at September 30, 2012 (Unaudited)	1,250,000	$1,250	14,150,106	$14,150	$44,713	$(88,297)	$(28,184)

The accompanying notes are an integral part of these consolidated financial statements.

              Classic Rules Judo Championships, Inc.
         A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012
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

NOTE B – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had minimal revenues since inception, has incurred a net loss of $18,883 for the nine months ended September 30, 2012, has a deficit accumulated during the development stage of $88,297, and has experienced negative cash flows from operations.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements as of September 30, 2012, and for the three and nine month periods ended September 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  They should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2011.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of September 30, 2012 and the results of operations for the three and nine month periods ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

Classic Rules Judo Championships, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012
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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The company had no cash equivalents at September 30, 2012 or December 31, 2011.

Fair Value of Financial Instruments:

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 825, “Financial Instruments” (“Topic No. 825”) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Topic No. 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2012 and December 31, 2011 the carrying value of the Company’s cash, bank overdraft, accounts payable, accrued expense, convertible loan payable and advance from officer approximates fair value due to the short-term nature of these financial instruments.

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
September 30, 2012
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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740, Income Taxes (“Topic No. 740”) which requires the use of the liability method of accounting for income taxes.  The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements.   The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.  At September 30, 2012 and December 31, 2011, the entire deferred tax asset, which arises from our net operating losses, has been fully reserved because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.

Classic Rules Judo Championships, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

The Company recognizes and measures uncertain tax positions and records tax benefits when it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties as a component of income tax expense.  At September 30, 2012 and 2011 the Company did not have any unrecognized tax benefits and has not accrued any liability for the payment of tax related interest or penalties.  The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since inception.

Development Stage Enterprise

The Company is a development stage enterprise, as defined in ASC Topic No. 915 “Development Stage Entities”.  To date, the Company’s planned principal operations have not fully commenced.

Subsequent Events

In accordance with Topic No. 855 “Subsequent Events” the Company evaluated subsequent events, which are events or transactions that occurred after September 30, 2012 through the date of the issuance of the accompanying consolidated financial statements.

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

Reclassification

Certain amounts at September 30, 2011 were reclassified to conform to the presentation used at September 30, 2012.

Classic Rules Judo Championships, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012
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

The parties have agreed that no interest or penalties will be paid. Interest at a rate of 10% amounting to $57 for the three and nine month periods ended September 30, 2012 and $196 for the three and nine month periods ended September 30, 2011, has been imputed on the loan, and has been credited to additional paid-in capital.

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

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. At September 30, 2012 there are 14,150,106 shares of common stock issued and outstanding.

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
September 30, 2012
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
September 30, 2012
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

On August 9, 2012, the Company sold 204,088 shares of common stock at $0.007 per share to the spouse of its president under a stock subscription agreement and received proceeds of $1,500.

On August 9, 2012, the Company sold 340,147 shares of common stock at $0.007 per share to two investors under stock subscription agreements and received proceeds of $2,500.

NOTE F – INCOME TAXES

The income tax provision differs from the amount computed by applying the U.S. federal and state statutory corporate income tax rates as follows:

	Quarter Ended
	September 30,
	2012	2011

U.S Statutory Corporate Income Tax Rate	(34.0)%	(34.0)%
State Income Tax	(7.0)%	(7.0%)
Change in Valuation Allowance on Deferred Tax Asset	41.0%	41.0%
Effective Rate	-%	-%

Classic Rules Judo Championships, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

NOTE F – INCOME TAXES (Continued)

Net deferred tax assets and liabilities consist of the following components:

	September 30,	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carry-forward	$34,239	$30,405
Valuation Allowance	(34,239)	(30,405)
Net Deferred tax assets	$--	$--

Based upon historical net losses and the Company being in the development stage, management believes that it is not more likely than not that the deferred tax assets will be realized and has provided a valuation allowance of 100% of the deferred tax asset.  The valuation allowance increased by $3,834 and $13,487 in the nine months ended September 30, 2012 and year ended December 31, 2011, respectively.

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

In July 2008, Desmond Capital, Inc. invested $5,373 in the Company in return for 5,223,050 newly issued shares. The president of Desmond Capital is Mr. Chris Angle who is also the president of the Company. Desmond Capital has two purposes: first, to provide consulting and advice to small start up companies and second, to invest in these companies to help bring capital for expansion. The Desmond Capital investment will be used for the on-going operations of the Company.

During 2010 Mr. Angle, the Company’s CEO, contributed to additional paid-in capital $30 in cash for operating expenses.

During 2011 Mr. Angle, advanced the Company $140 in cash for operating expenses.  The advance has no stated terms of repayment and is non-interest bearing.

During the nine months ended September 30, 2012, Mr. Angle advanced the Company $25 in cash for operating expenses.  The advance has no stated terms of repayment and is non-interest bearing.

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

Results of Operations

Comparison of the three months ended September 30, 2012 and 2011

Revenues. The Company had no revenue during the three months ended September 30, 2012 as compared to no revenue during the comparable period in 2011. This is because the Company had planned its next tournament to be held the following quarter compared to having no tournament last year in the quarter ended September 30, 2011.

Cost of Revenues. The Company had no cost of revenue for the three months ended September 30, 2012 and 2011, as the Company did not hold a tournament in either period.

General and Administrative expenses. The Company incurred $4,024 in general and administrative expenses during the three month period ended September 30, 2012 as compared to $90 in general and administrative expenses for the comparable period in 2011. The increase is a result of professional fees as we are now a reporting company.

Operating Loss. As a result of the Company’s general and administrative expenses, the Company incurred an operating loss of $4,024 for the three month period ended September 30, 2012, as compared with $90 for the three month period ended September 30, 2011.  The greater loss is based on the increase in general and administrative expenses as explained above.

Other Expenses. The Company had no imputed interest expense on the convertible loan during the three month period ended September 30, 2012, as compared with $125 of interest expense for the three month period ended September 30, 2011. The holder of the convertible loan exercised his conversion right and converted the loan into 590,293 newly issued common shares of Company stock on February 8, 2012.

Net Loss. The Company incurred a net loss of $4,024 during the three month period ended September 30, 2012, as compared with a net loss of $215 for the three month period ended September 30, 2011.

Comparison of the nine months ended September 30, 2012 and 2011

Revenues. The Company had no revenue during the nine months ended September 30, 2012 as compared to revenue of $1,010 during the comparable period in 2011. This is because the Company has not held a tournament in 2012 compared to having a tournament last year in the quarter ended June 30, 2011.

Cost of Revenues. The Company had a negative $610 in cost of revenues for the six months ended September 30, 2012 as compared to $1,788 for the nine months ended September 30, 2011, as the Company has not held a tournament in 2012.  The negative $610 in costs for the nine months ended September 30, 2012, is the result of a reduction in the cost of awards, which were recorded at December 31, 2011.

General and Administrative expenses. The Company incurred $19,436 in general and administrative expenses during the nine month period ended September 30, 2012 as compared to $5,090 in general and administrative expenses for the comparable period in 2011. The increase is a result of professional fees and stock transfer agent fees as we are now a reporting company.

Operating Loss. As a result of the Company’s general and administrative expenses, the Company incurred an operating loss of $18,826 for the nine month period ended September 30, 2012, as compared with $5,868 for the nine month period ended September 30, 2011.

Other Expenses. The Company imputed interest expense on the convertible loan during the nine month period ended September 30, 2012 of $57, as compared with $196 of interest expense for the nine month period ended September 30, 2011. The holder of the convertible loan exercised his conversion right and converted the loan into 590,293 newly issued common shares of Company stock on February 8, 2012.

Net Loss. The Company incurred a net loss of $18,883 during the nine month period ended September 30, 2012, as compared with a net loss of $6,064 for the three month period ended September 30, 2011.

Liquidity and Capital Resources

At September 30, 2012, the Company had a working capital deficit of $28,184.

Cash Flows

Net Cash used by operating activities amounted to $15,279 and $7,449 for the nine months ended September 30, 2012 and 2011, respectively.  Net cash decreased primarily from the net loss incurred for the nine months ended September 30, 2012 in the amount of $18,883.

Net cash provided by financing activities amounted to $15,310 and $7,500 for the nine months ended September 30, 2012 and 2011, respectively.  In the nine months ended September 30, 2012, the Company received proceeds of $15,300 from the issuance of common stock.

At September 30, 2012, the Company had no revenues for its tournaments during the nine months ended September 30, 2012 and had $1,010 during the comparable period in 2011, when the Company held its second tournament.  As of September 30, 2012, the Company was primarily relying on its corporate officer, director, and outside investors for the funding needed for the implementation of its business plan.  The Company’s management is currently looking for the capital needed to complete its corporate objectives.  The Company cannot predict the extent to which its liquidity and capital resources will be available prior to executing its business plan or whether it will have sufficient capital to fund typical operating expenses.

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

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)) as of September 30, 2012.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at a reasonable assurance level.  Management’s assessment identified the following material weaknesses:

•
As of September 30, 2012, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

•
As of September 30, 2012, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to current requirements of GAAP and SEC disclosure requirements.

•	As of September 30, 2012, there was a lack of segregation of duties, in that we had only one person performing all accounting-related duties.

•           As of September 30, 2012, there were no independent directors and no independent audit committee.

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

On August 9, 2012, the Company sold 204,088 shares of common stock at $0.007 per share to the spouse of its president under a stock subscription agreement and received proceeds of $1,500.

On August 9, 2012, the Company sold 340,147 shares of common stock at $0.007 per share to two investors under stock subscription agreements and received proceeds of $2,500.

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

Dated: November 15, 2012	Classic Rules Judo Championships, Inc.

By: /s/ Chris Angle
Chris Angle, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer