Form 10-K
period 2012-12-31
Classic Rules Judo Championships, Inc.
filed 2013-04-16
CIK 1445831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  14,790,398 as of April 15, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None

CLASSIC RULES JUDO CHAMPIONSHIPS, INC.

FORM 10-K

PART I

ITEM 1.                      BUSINESS

FORWARD-LOOKING STATEMENTS; This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. In addition, Classic Rules Judo Championships, Inc., (formerly Blue Ribbon Pyrocool, Inc.) (the “Company” or “Classic Rules”), may from time to time make oral forward-looking statements. Actual results are uncertain and may be impacted by many factors. In particular, certain risks and uncertainties that may impact the accuracy of the forward-looking statements with respect to revenues, expenses and operating results include without limitation; cycles of customer orders, general economic and competitive conditions and changing customer trends, technological advances and the number and timing of new product introductions, shipments of products and components from foreign suppliers, and changes in the mix of products ordered by customers. As a result, the actual results may differ materially from those projected in the forward-looking statements.

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

March 26, 2008 was also set as the record date to establish those Blue Ribbon shareholders who are eligible to participate in the distribution.  Classic Rules did not issue shares to anyone other than our stockholders as of March 26th, 2008.  The special meeting of shareholders was held as scheduled and the distribution was approved by unanimous vote of Blue Ribbon shares represented at the meeting which consisted of approximately 90.2% of the then outstanding stock of Blue Ribbon.

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

Classic Rules World Judo Championships, Inc., a wholly owned subsidiary of the Company was incorporated pursuant to the laws of the State of Connecticut on August 13, 2008.  The subsidiary was incorporated to act as the accounting and administrative arm of the tournament, named “ Classic Rules World Judo Championships” which held its first tournament on March 21, 2010 in New Rochelle, New York.  The second tournament was held on May 7, 2011.  The Company did not host a tournament during 2012.

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

The Company did not host a Classic Rules tournament during 2012.

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

To enter the championships the contestant must first fill out an entry form and pay an entry fee to secure his spot in the tournament.  The tournament will have the following characteristics:  It will be held each year in the springtime; it will be an open contest allowing any entrant to participate.  The cost of entry in 2013 will be $100.00.

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

In order to market and develop the product of the Company which is the tournament that it sponsored on March 21st, 2010 and May 7, 2011, our president, Mr. Angle, has put together a mailing list of several hundred judo clubs throughout the U.S.  Five months before the next Classic Rules Judo World Championships, scheduled for June, 2013, the company will begin a mailing of the information of the tournament to all of the clubs on the list.  In addition, the company has begun compiling an international email mailing list through making notation of any clubs that make their information available on the international judo websites.  The Company has started to and will continue to search for international clubs email addresses to expand the list overall.  The Company believes that the most effective way to market the Company’s product is to directly contact judo clubs throughout the U.S. Canada, Europe, Asia, and the rest of the world.

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

The martial arts industry is highly competitive.  Our competition in the martial arts industry includes the contests sponsored by the International Judo Federation type of Judo, Ju-Jutsu, Karate, Brazilian Jiu-Jitsu, and Tae Kwon Do.  Many of our competitors have longer operating histories, greater brand recognition, broader product lines, greater financial resources, and larger advertising budgets than we do.  Many of our competitors offer similar tournaments or alternatives to our tournament.  We intend to rely solely on concepts and other intellectual property developed by Chris Angle, our officer and director.  There can be no assurance that we will sufficiently procure an on-line retail market and tournament for the judoka that will be available to support the tournament site and website that we offer or allow us to seek expansion in producing other tournaments such as the Classic Rules Judo Pan-American Open Championships, the Classic Rules Judo U.S. Open Championships or the Classic Rules European Open Judo Championships. There can be no assurance that we will be able to compete effectively in this marketplace.

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

The martial arts industry is highly competitive.  Our competition in the martial arts industry includes not only the contests sponsored by the International Judo Federation type of Judo, but also those of Ju-Jutsu, Karate, Brazilian Jiu-Jitsu, and Tae Kwon Do.  Many of our competitors have longer operating histories, greater brand recognition, broader product lines, greater financial resources, and larger advertising budgets than we do.  Many of our competitors offer similar tournaments or alternatives to our tournament.  We intend to rely solely on concepts and other intellectual property developed by Chris Angle, our officer and director.  There can be no assurance that we will procure sufficiently  an on-line retail market and tournament for the judoka that will be available to support the tournament site and website we will offer or allow us to seek expansion in producing other tournaments such as the Classic Rules Judo Pan-American Open Championships, the Classic Rules U.S. Open Judo Championships or the Classic Rules European Open Judo Championships. There can be no assurance that we will be able to compete effectively in this marketplace.

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

Our Research and Development

We are not currently conducting any research and development activities.  For all lines of websites we offer or will offer, we intend to rely on concepts and other intellectual property developed by Chris Angle our officer and director.  Mr. Angle is under no contractual obligation to the Company to continue to develop new lines of websites nor is he under any contractual obligation to assign his rights in any new lines of websites to the Company.  We do not intend to use any other person other than Mr. Angle as a source for new lines of websites or designs.  We intend to rely on third party service providers to continue the development of concepts developed by Mr. Angle for use by  Classic Rules Judo Championships, Inc.

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

Employees

The Company presently has no employees other than its officer. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees until absolutely necessary for the operations of the Company. The need for employees and their availability will be addressed in connection with the scope and requirements of the operations of the Company.

As of December 31, 2012, we had no employees other than our officer and director.  We anticipate that we will not hire any employees in the next twelve months, unless we generate significant revenues.  We believe our future success depends in large part upon the continued service of our officer and director, Chris Angle.

Facilities

Our executive, administrative and operating offices are located at 100 Research Drive, Suite 16, Stamford, CT 06906.  This is also the office of our officer and director, Chris Angle. Mr. Angle makes this space available to the company free of charge.  There is no written agreement documenting this arrangement.

We have no policies with respect to investments in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.  The mailing address of Classic Rules Judo is P.O. Box 708, CT 06896.

Risk Factors

Financial position of the Company, working capital deficit; report of independent auditors. Due to the market downturn, the Company had no revenues in the fiscal year ended December 31, 2012, as no touraments were held. The Company, which is to be considered as a startup Company is currently developing its business of the judo championship and hopes to generate sustainable revenues through tournament entrance fees through a wider knowledge and awareness of the Classic Rules Tournament in 2013. The Company makes no assurances that the Company will generate sufficient revenues through its operations and be able to continue as a going concern.

The independent accountant’s report on the Company’s financial statements for the year ended December 31, 2012, contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.  See “Item 8. Financial Statements and Supplementary Data,” herein.

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

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable.

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

As of April 15, 2013, there were 14,790,398 shares of common stock of the Company issued and outstanding.

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

We intend to establish and promote tournaments for the sport of classical judo and have, so far, done two tournaments, one in 2010 and one in 2011.  The Company did not host a tournament in 2012.

Contestants pay a fee to enter the contest and vie to become the winner of this yearly tournament which is known as the Classic Rules World Judo Championships.  We plan to apply through a FINRA member broker dealer for OTC-Bulletin Board listing.  Management believes that listing on the OTC-Bulletin will position the Company to find financing to progress its business plan forward.  However, there is no assurance that the Company will find a market maker and no assurance that our shares will be approved for listing in the OTC Bulletin Board.

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

The Company did not host a tournament during 2012.

In the judo contest world the results for the attendance at both of the Classic Rules tournaments would be considered small.  We cannot predict if the Classic Rules type of tournament will become successful and attract athletes to a greater extent.

We have generated little revenues to date; we have minimal assets, and have incurred losses since inception.  From November 16, 2005 (inception) through December 31, 2012 we experienced a net loss of ($99,168).  This net loss was contributed to the organizational expenses and professional fees.  For the twelve months ended December 31, 2012 and 2011, we experienced net losses of $29,754 and $22,105, respectively.  These losses are attributable to organizational expenses and professional fees.  In our December 31, 2012 and 2011 year-end financial report, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.  In 2011, the company experienced continued operations and took in revenue of $1,010.  In 2012 the Company did not host a tournament and did not take in any revenues.

Without a further injection of cash from the founders or other investors the Company may have to close.  In addition, the yearly audit and review fees are estimated to be approximately $15,500; our accounts payable and accrued expenses are $39,000, and the estimated costs for the 2013 tournament is $3,000 totaling about $57,500.  We expect to only take in revenue from the 2013 tournament of $7,500 leaving an expected shortfall for the coming year of $50,000.

Critical Accounting Policies and Estimates

The Company's financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). The preparation of the financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Though the Company evaluates the estimates and assumptions on an ongoing basis, our actual results may differ from these estimates.

Certain of the Company's accounting policies that we believe are the most important to the portrayal of the Company's financial condition and results of operations and that require management's subjective judgments are described below to facilitate a better understanding of our business activities.  Management bases its judgments on its experience and assumptions which it believes are reasonable and applicable under the circumstances.

Principles of Consolidation - The consolidated financial statements include the accounts of Classic Rules Judo Championships, Inc. and its wholly owned subsidiary Classic Rules World Judo Championships, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition - The Company recognizes revenue from participant entry fees and spectator fees upon collection since it is the Company's policy to not issue refunds.

Results of Operations

Comparison of the Years Ended December 31, 2012 and 2011

Revenues. The Company had no revenue during the year ended December 31, 2012, as compared to revenue generated during the year ended December 31, 2011 of $1,010, in which the Company hosted its second tournament.  This is because the Company did not host a tournament this year versus the entrants into the second annual tournament held in year 2011.

Cost of Revenues.  The Company incurred a negative $610 cost of revenues of during the year ended December 31, 2012, as compared to $2,397 for the year ended December 31, 2011.  The negative $610 in cost for the year ended December 31, 2012 is the result of a reduction in the cost of awards which were recorded at December 31, 2011.

General and Administrative Expenses.  The Company incurred general, and administrative expenses of $30,307 during the year ended December 31, 2012 compared to $20,393 during the year ended December 31, 2011.  Such increase was due primarily to the higher professional fees and stock transfer agent fees as we are now a reporting company.

Operating loss.  As a result of the Company's general and administrative expenses, the Company incurred an operating loss of $29,697 for the year ended December 31, 2012 as compared with $21,780 for the year ended December 31, 2011.

Other Expenses.  The Company imputed interest of $57 on the convertible loan payable for the year ended December 31, 2012 as compared with $325 of interest expense for the year ended December 31, 2011. On February 8, 2012, the holder of the convertible loan exercised his conversion right and converted the loan into 590,293 newly issued shares of common stock.

Net Loss.  As a result, the Company incurred a net loss of $29,754 during the year ended December 31, 2012 compared to a net loss of $22,105 during the year ended December 31, 2011.

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

General and Administrative Expenses.  The Company incurred general, and administrative expenses of $20,393 during the year ended December 31, 2011 compared to $17,118 during the year ended December 31, 2010. Such increase was due primarily to the higher audit fees incurred in 2011 versus 2010.

Operating loss.  As a result of the Company's general and administrative expenses, the Company incurred an operating loss of $21,780 for the year ended December 31, 2011 as compared with $16,481 for the year ended December 31, 2010.

Other Expenses.  As a result of the Company entering into a convertible loan payable agreement in May 2011, the Company imputed interest of $325 on the loan for the year ended December 31, 2011 as compared with no interest expense for the year ended December 31, 2010.

Net Loss.  As a result, the Company incurred a net loss of $22,105 during the year ended December 31, 2011 compared to a net loss of $16,481 during the year ended December 31, 2010.

Liquidity and Capital Resources

At December 31, 2012, we had a working capital deficit of $39,055.

Share Issuances

On February 8, 2012 the Company sold 105,305 shares of common stock at $0.009 per share to an investor under a stock subscription agreement and received proceeds of $900.  On February 8, 2012, the Company sold 104,366 shares of common stock at $0.009 per share to the spouse of its president under a stock subscription agreement and received proceeds of $900.  On February 8, 2012 the holder of the convertible loan converted his $5,000 loan into 590,293 newly issued shares of common stock in the Company at $0.008 per share.  On February 14, 2012 the Company sold 315,018 shares of common stock at $0.008 per share to an investor under a stock subscription agreement and received proceeds of $2,500.  On February 14, 2012 the Company sold 307,271 shares of common stock at $0.008 per share to the spouse of its president under a stock subscription agreement and received proceeds of $2,500.  On March 17, 2012, the Company sold 361,398 shares of common stock at $0.008 per share to two investors under stock subscription agreements and received proceeds of $2,750.  On March 17, 2012, the Company sold 226,025 shares of common stock at $0.008 per share to the spouse of its president under a stock subscription agreement and received proceeds of $1,750.  On August 9, 2012, the Company sold 204,088 shares of common stock at $0.007 per share to the spouse of its president under a stock subscription agreement and received proceeds of $1,500.  On August 9, 2012, the Company sold 340,147 shares of common stock at $0.007 per share to two investors under stock subscription agreements and received proceeds of $2,500.

Cash Flows

Net cash used in operating activities was $15,303 for the year ended December 31, 2012 and $12,930 for the year ended December 31, 2011.  Use of cash was primarily due to the net loss which was partially offset by an increase in accounts payable.

Net cash provided by financing activities was $15,310 and $12,905 for the years ended December 31, 2012 and 2011, respectively.  The net cash provided by financing activities for the year ended December 31, 2012 consisted primarily of proceeds from the issuance of common stock.

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONTENTS
____________________________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm - Cowan Gunteski & Co., P.A.	Page F-1

Report of Independent Registered Public Accounting Firm - Meyler & Company, LLC	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Cash Flows	F-5

Consolidated Statement of Stockholders’ Deficit	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
  Stockholders of
Classic Rules Judo Championships, Inc.

We have audited the accompanying consolidated balance sheet of Classic Rules Judo Championships, Inc. and Subsidiary (A Development Stage Company) as of December 31, 2012, the related consolidated statements of operations and cash flows for the year then ended and for the period from November 16, 2005 (inception) to December 31, 2012, and the consolidated statements of stockholders’ deficit for the period from November 16, 2005 (inception) to December 31, 2012.  Classic Rules Judo Championships, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Classic Rules Judo Championships, Inc. and Subsidiary (a Development Stage Company) as of December 31, 2012, and the consolidated results of its operations and its cash flows for the year then ended, and the period from November 16, 2005 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note B to the consolidated financial statements, the Company has minimal revenues, has incurred a net loss of $29,754 for the year ended December 31, 2012, has  a deficit accumulated during the development stage of $99,168, and has experienced negative cash flows from operations.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note B.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cowan, Gunteski & Co., P.A.

April 15, 2013
Tinton Falls, NJ

	One Arin Park	Phone 732-671-2244
Certified Public Accountants	1715 Highway 35
& Managemnt Consultants	Middletown, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
  Stockholders of
Classic Rules Judo Championships, Inc.

We have audited the accompanying consolidated balance sheet of Classic Rules Judo Championships, Inc. and Subsidiary (A Development Stage Company) as of December 31, 2011, and the related consolidated statements of operations and cash flows for the year then ended, and the consolidated statement of stockholders’ deficit for the period from November 16, 2005 (inception) to December 31, 2011.  Classic Rules Judo Championships, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Classic Rules Judo Championships, Inc. and Subsidiary (a Development Stage Company) as of December 31, 2011, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Meyler & Company, LLC

March 30, 2012
Middletown, NJ

Classic Rules Judo Championships, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,
	2012	2011

ASSETS

Current Assets
Cash	$7	$-

Total Current Assets	7	-

Total Assets	$7	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft	$-	$15
Convertible loan payable	-	5,000
Accounts payable	30,897	16,503
Accrued expense	8,000	8,000
Advance from officer	165	140

Total Current Liabilities	39,062	29,658

Total Liabilities	39,062	29,658

Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock, $0.001 par value; 50,000,000 shares
authorized; 1,250,000 issued and outstanding	1,250	1,250
Common stock, $0.001 par value 100,000,000 shares
authorized; 14,150,106 and 11,596,195 issued and
outstanding at December 31, 2012 and 2011, respectively	14,150	11,596
Additional paid-in capital	44,713	26,910
Deficit accumulated during development stage	(99,168)	(69,414)

Total Stockholders' Deficit	(39,055)	(29,658)

Total Liabilities and Stockholders' Deficit	$7	$-

The accompanying notes are an integral part of these statements.

Classic Rules Judo Championships, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations

	For the Year Ended		Period from November
	December 31,		16, 2005 (inception )
	2012	2011	to December 31, 2012

Revenues	$-	$1,010	$3,097

Operating Expenses
Cost of revenues	(610)	2,397	3,237
General and administrative	30,307	20,393	98,646

Total Expenses	29,697	22,790	101,883

Operating Loss	(29,697)	(21,780)	(98,786)

Other Expense

Interest expense	57	325	382

Net Loss	$(29,754)	$(22,105)	$(99,168)

Net Loss per Common Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average
Shares Outstanding	13,541,638	11,041,869	7,316,774

The accompanying notes are an integral part of these statements.

Classic Rules Judo Championships, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Year Ended		Period from November
	December 31,		16, 2005 (Inception) to
	2012	2011	to December 31, 2012

Cash Flows from Operating Activities
Net loss	$(29,754)	$(22,105)	$(99,168)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services	-	-	11,805
Shares issued for salaries	-	-	1,161
Expenses paid by shareholders	-	-	6,412
Donated services	-	150	150
Imputed interest	57	325	382
Changes in operating assets and liabilities-
Increase in accounts payable	14,394	5,700	30,897
Increase in accrued expenses	-	3,000	8,000

Net Cash Used in Operating Activities	(15,303)	(12,930)	(40,361)

Cash Flows from Financing Activities
Bank overdraft	(15)	15	-
Proceeds from convertible loan payable	-	5,000	5,000
Proceeds from advance from officer	25	140	165
Cash contributions from related party	-	-	30
Proceeds from issuance of common stock	15,300	7,750	35,173

Net Cash Provided by Financing Activities	15,310	12,905	40,368

Net Increase (Decrease) in Cash	7	(25)	7

Cash, Beginning of Period	-	25	-

Cash, End of Period	$7	$-	$7

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	-
Cash paid for taxes	$-	$-	-

Non-cash Financing Transaction
Conversion of convertible loan payable into common stock	$5,000	$-	$5,000

The accompanying notes are an integral part of these statements.

Classic Rules Judo Championships, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
Period From November 16, 2005 (Inception) to December 31, 2012

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
Balance at November 16, 2005(Inception )	-	$-	-	$-	$-	$-	$-

Shares issued in spinout on November 18, 2005	1,250,000	1,250	1,045,052	1,045	(2,295)	-	-
Contributed capital	-	-	-	-	342	-	342
Net loss for the period from November 16, 2005 (inception) to December 31, 2005	-	-	-	-	-	(342)	(342)

Balance at December 31, 2005	1,250,000	1,250	1,045,052	1,045	(1,953)	(342)	-

Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-

Balance at December 31, 2006	1,250,000	1,250	1,045,052	1,045	(1,953)	(342)	-

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-

Balance at December 31, 2007	1,250,000	1,250	1,045,052	1,045	(1,953)	(342)	-

Shares issued for cash at $0.001 on July 15, 2008	-	-	5,223,050	5,223	150	-	5,373
Shares issued as compensation at $0.001 on July 15, 2008	-	-	1,160,678	1,161	-	-	1,161
Shares issued for services at $0.005 on July 15, 2008	-	-	2,321,356	2,321	9,484	-	11,805
Contributed capital	-	-	-	-	5,526	-	5,526
Net loss for the year ended December 31, 2008	-	-	-	-	-	(22,167)	(22,167)

Balance at December 31, 2008	1,250,000	1,250	9,750,136	9,750	13,207	(22,509)	1,698

Contributed capital	-	-	-	-	544	-	544
Net loss for the year ended December 31, 2009	-	-	-	-	-	(8,319)	(8,319)

Balance at December 31, 2009	1,250,000	1,250	9,750,136	9,750	13,751	(30,828)	(6,077)

Shares issued for cash at $0.006 on March 29, 2010	-	-	825,826	826	4,174	-	5,000
Shares issued for cash at $0.009 on August 18, 2010	-	-	185,079	185	1,565	-	1,750
Contributed capital	-	-	-	-	30	-	30
Net loss for the year ended December 31, 2010	-	-	-			(16,481)	(16,481)

Balance at December 31, 2010	1,250,000	1,250	10,761,041	10,761	19,520	(47,309)	(15,778)

Shares issued for cash at $0.009 on March 17, 2011	-	-	161,415	162	1,338	-	1,500
Shares issued for cash at $0.009 on March 25, 2011	-	-	109,224	109	891	-	1,000
Shares issued for cash at $0.009 on November 15, 2011	-	-	430,107	430	3,570	-	4,000
Shares issued for cash at $0.009 on November 21, 2011	-	-	134,408	134	1,116	-	1,250
Services donated by referees	-	-	-	-	150	-	150
Imputed interest on convertible loan payable	-	-	-	-	325	-	325
Net loss for the year ended December 31, 2011	-	-	-	-	-	(22,105)	(22,105)

Balance at December 31, 2011	1,250,000	1,250	11,596,195	11,596	26,910	(69,414)	(29,658)

Shares issued for cash at $0.009 on February 8, 2012	-	-	209,671	210	1,590	-	1,800
Shares issued for cash at $0.008 on February 8, 2012	-	-	590,293	590	4,410	-	5,000
Shares issued for cash at $0.008 on February 14, 2012	-	-	622,289	622	4,378	-	5,000
Shares issued for cash at $0.008 on March 17, 2012	-	-	587,423	588	3,912	-	4,500
Shares issued for cash at $0.007 on August 9, 2012	-	-	204,088	204	1,296	-	1,500
Shares issued for cash at $0.007 on August 9, 2012	-	-	204,088	204	1,296	-	1,500
Shares issued for cash at $0.007 on August 9, 2012	-	-	136,059	136	864	-	1,000
Imputed interest on convertible loan payable	-	-	-	-	57	-	57
Net loss for the year ended December 31, 2012	-	-	-	-	-	(29,754)	(29,754)

Balance at December 31, 2012	1,250,000	$1,250	14,150,106	$14,150	$44,713	$(99,168)	$(39,055)

The accompanying notes are an integral part of these statements.

Classic Rules Judo Championships, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

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

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has minimal revenues, has incurred a net loss of $29,754 and $22,105 for the years ended December 31, 2012 and 2011, respectively, has a deficit accumulated during the development stage of $99,168, and $69,414 at December 31, 2012 and 2011, respectively, has experienced negative cash flows from operations.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Classic Rules Judo Championships, Inc. and its wholly owned subsidiary Classic Rules World Judo Championships, Inc. All inter-company balances and transactions have been eliminated in consolidation.

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
December 31, 2012

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company had no cash equivalents at December 31, 2012 and 2011.

Fair Value of Financial Instruments:

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 825, “Financial Instruments” (“Topic No. 825”) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value.  Topic No. 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  At December 31, 2012 and 2011 the carrying value of the Company’s cash, bank overdraft, accounts payable, accrued expense, convertible loan payable and advance from officer approximates fair value due to the short-term nature of these financial instruments.

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
December 31, 2012

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic No. 740, Income Taxes (“Topic No. 740”) which requires the use of the liability method of accounting for income taxes.  The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements.  The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.  At December 31, 2012 and 2011, the entire deferred tax asset, which arises from our net operating losses, has been fully reserved because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.

The Company recognizes and measures uncertain tax positions and records tax benefits when it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties as a component of income tax expense.  At December 31, 2012 and 2011 the Company did not have any unrecognized tax benefits and has not accrued any liability for the payment of tax related interest or penalties.  The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since inception.

Development Stage Enterprise

The Company is a development stage enterprise, as defined in ASC Topic No. 915 “Development Stage Entities.”  To date, the Company’s planned principal operations have not fully commenced.

Classic Rules Judo Championships, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsequent Events

In accordance with Topic No. 855 “Subsequent Events” the Company evaluated subsequent events, which are events or transactions that occurred after December 31, 2012 through the date of the issuance of the accompanying financial statements.

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

NOTE D – CONVERTIBLE LOAN PAYABLE

On May 9, 2011 the Company received a $5,000 loan from an individual.  The loan was convertible into 5% of the common stock of the Company if converted during the four-month conversion period beginning on the signing date.  If the loan was not converted to common stock during the conversion period the loan becomes payable in full with 10% simple interest.  Failure to pay back the loan in full with interest by the payment date will result in a penalty of 15% compounded daily of the remaining amount due until paid.  The individual has the right to buy an additional 10.3% of the common stock of the Company for $10,300 during the conversion period.  The loan is guaranteed by the officer and director of the Company.

Classic Rules Judo Championships, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

NOTE D – CONVERTIBLE LOAN PAYABLE (Continued)

The parties have agreed that no interest or penalties will be paid. Interest at a rate of 10% amounting to $57 for the year ended December 31, 2012 and $325 for year ended December 31, 2011, has been imputed on the loan, and has been credited to additional paid-in capital.

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

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share.  At December 31, 2012 there are 14,150,106 shares of common stock issued and outstanding.

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
December 31, 2012

NOTE E – STOCKHOLDERS’ DEFICIT (Continued)

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
December 31, 2012

NOTE E – STOCKHOLDERS’ DEFICIT (Continued)

Common Stock (Continued)

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

NOTE F – INCOME TAXES

The income tax provision differs from the amount computed by applying the U.S. federal and state statutory corporate income tax rates as follows:

	Years Ended December 31,
	2012	2011

U.S Statutory Corporate Income Tax Rate	(34.0)%	(34.0)%
State Income Tax	(7.0)%	(7.0)%
Change in Valuation Allowance on Deferred Tax Asset	41.0%	41.0%
Effective Rate	-%	-%

Net deferred tax assets and liabilities consist of the following components:

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carry-forward	$40,499	$28,299
Valuation Allowance	(40,499)	(28,299)
Net Deferred tax assets	$--	$--

Based upon historical net losses and the Company being in the development stage, management believes that it is not more likely than not that the deferred tax assets will be realized and has provided a valuation allowance of 100% of the deferred tax asset.  The valuation allowance increased by $12,200 and $9,063 in the years ended December 31, 2012 and 2011, respectively.

Classic Rules Judo Championships, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

NOTE F – INCOME TAXES (Continued)

The Company's net operating loss carry-forward amounting to $98,777 at December 31, 2012, expires as follows:

Year Ending December 31:	Amount

2028	$9,201
2029	8,319
2030	16,432
2031	35,071
2032	29,754
Total	$98,777

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

During 2012 Mr. Angle, advanced the Company $25 in cash for operating expenses.  The advance has no stated terms of repayment and is non-interest bearing.

NOTE H – SUBSEQUENT EVENTS

On March 14, 2013 the Company entered into a stock subscription agreement with a company owned by Mr. Angle, the Company’s CEO for the issuance of 640,292 shares of the Company’s common stock at $0.007 per share or $4,525. Proceeds of $4,025 have been received.

On April 1, 2013 the Company, Mr. Lapkin and Mr. Gruenbaum cancelled the 1,250,000 outstanding shares of preferred stock held by Mr. Lapkin and Mr. Gruenbaum, 625,000 shares held by each.  No consideration was paid by the Company for the return and cancellation of the shares.

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

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules13a-15(e)) as of December 31, 2012.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at a reasonable assurance level.  Management’s assessment identified the following material weaknesses:

•
As of December 31, 2012, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

•
As of December 31, 2012, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•	As of December 31, 2012, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

•	As of December 31, 2012, there were no independent directors and no independent audit committee.

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

ITEM 9B.                      OTHER INFORMATION

On July 15, 2008 the Company entered into a Management Agreement with Mr. Chris Angle whereby the Company engaged Mr. Angle to become the president and chief executive officer.  As president of the Company, Mr. Angle was charged with developing the concept of Classic Rules Judo Championships, Inc.  Mr. Angle was issued 1,160,678 shares of common stock.

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

Mr. Chris Angle – President, Chief Executive Officer, Chief Financial Officer, Secretary, and director.

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

ITEM 11.                      EXECUTIVE COMPENSATION

The following table provides summary information for the fiscal years ended December 31, 2012 and 2011 concerning cash and non-cash compensation paid or accrued by us for our executive officers in excess of $60,000.

Name/ Position	Year	Salary	Bonus	Stock	Other	Total
Chris Angle	2012	$0	$0	$0	$0	$0
Chief Executive Officer	2011	$0	$0	$0	$0	$0

Employment Contracts

The Company currently has no employees on the payroll. The Company entered into a Management Agreement with the executive officer of the Company. The Management Agreement is indefinite and commenced on July 15, 2008.

Family Relationships

There are no family relationships among the Company’s current directors, executive officers, or other persons nominated or chosen to become officers or executive officers.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2012. The information in this table provides the ownership information for:

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

Title of Class	Name and Address	Number of Shares		Percent of Class
		Preferred	Common	Preferred	Common

Preferred Stock	Nathan Lapkin 116 Court Street, Suite 707 New Haven, CT 06511	625,000		50%

Preferred Stock	Jerry Gruenbaum, Esq. 116 Court Street, Suite 707 New Haven, CT 06511	625,000		50%

Common Stock	Desmond Capital 7065 W. Ann Road #130-448 Las Vegas, NV 89130		5,223,050		37%

Common Stock	Chris Angle (1)(2)(3)(4) 100 Research Drive, Suite 16 Stamford, CT 06906		3,393,532		24%

Common Stock	Goran Komarica 44 Fairview Avenue Glen Rock, NJ 07452		1,336,934		9%

Common Stock	Nathan Lapkin 116 Court Street, Suite 707 New Haven, CT 06511		1,160,678		8%

Common Stock	Jerry Gruenbaum, Esq. 116 Court Street, Suite 707 New Haven, CT 06511		1,160,678		8%

	Marina Timofejeva 174 Gerdes Road New Canaan, CT 06840		854,392		6%

	Officers and Directors as a group (one person)(1)(2)(3)(4)	625,000	4,554,210	50%	32%

(1)
Mr. Angles’ share ownership consists of a total 3,393,532 shares of common stock, 1,345,757 held personally, 1,003,165 held by V. Stolere (Mr. Angle's spouse), and 1,044,610 shares of common stock held by Desmond Capital., of which Mr. Angle is a 20% owner.

(2)
No director, named executive officer, or persons owning 5% our more of Classic Rules Judo Championships' stock has any rights to acquire any shares from options, warrants, rights, conversion privileges or similar obligations.

(3)	20% of the shares of Desmond Capital, Inc. are held by Chris Angle. The remaining shares are held by H. Nishiyama, N. Negishi, and C. Yamamoto.

(4)	Mr. Angle is the sole officer and director of the Company at December 31, 2012. Shares include shares owned by V. Stolere, his wife.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since January 1, 2012, we have had no reportable transactions with related parties and none are currently proposed.

ITEM 14.                      PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2012 and December 31, 2011 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

FIRM	FISCAL YEAR 2012	FISCAL YEAR 2011

Meyler & Company, LLC

(i), (ii) Audit Related Fees	$17,575	$16,875

(iii) Tax Fees	$-	$2,250

(iv) All Other Fees	$-	$-

TOTAL FEES	$17,575	$19,125

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

CLASSIC RULES JUDO CHAMPIONSHIPS, INC.
(Registrant)

April 16, 2013	By: /s/ Chris Angle
Chris Angle
Principal Executive Officer, Principal Financial
Officer, and Principal Accounting Officer