Form 10-Q
period 2013-03-31
Classic Rules Judo Championships, Inc.
filed 2013-05-20
CIK 1445831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,790,398 shares of common stock as of May 20, 2013.

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

PART I

ITEM 1                      FINANCIAL STATEMENTS

CLASSIC RULES JUDO CHAMPIONSHIPS, INC.

FINANCIAL STATEMENTS

MARCH 31, 2013
CONTENTS

Page

Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2011	5

Consolidated Statements of Operations for the three and nine months ended March 31, 2013 and 2012 and for the period from November 16, 2005 (date of Inception) to March 31, 2013 (unaudited)	6

Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and for the period from November 16, 2005 (date of inception) to MArch 31, 2013 (unaudited)	7

Consolidated Statement of Stockholders Deficit for the period from November 16, 2005 (date of inception) to March 31, 2013 (unaudited)	8

Notes to Consolidated Financial Statements (unaudited)	9

Classic Rules Judo Championships, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)

ASSETS

Current Assets
Cash	$58	$7

Total Current Assets	58	7

Total Assets	$58	$7

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$14,347	$30,897
Accrued expenses	10,500	8,000
Advance from officer	-	165

Total Current Liabilities	24,847	39,062

Total Liabilities	24,847	39,062

Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock, $0.001 par value; 50,000,000 shares
authorized; 1,250,000 shares issued and outstanding	1,250	1,250
Common stock, $0.001 par value 100,000,000 shares authorized
14,790,398 and 14,150,106 shares issued and outstanding
at March 31, 2013 and December 31, 2012, respectively	14,790	14,150
Additional paid-in capital	48,598	44,713
Stock subscription receivable	(235)	-
Deficit accumulated during development stage	(89,192)	(99,168)

Total Stockholders' Deficit	(24,789)	(39,055)

Total Liabilities and Stockholders' Deficit	$58	$7

The accompanying notes are an integral part of these consolidated financial statements.

Classic Rules Judo Championships, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		Period from November 16,
	March 31,		2005 (inception)
	2013	2012	to March 31, 2013

Revenues	$-	$-	$3,097

Operating Expenses
Cost of revenues	-	(610)	3,237
General and administrative	2,574	11,921	101,220

Total Expenses	2,574	11,311	104,457

Operating Loss	(2,574)	(11,311)	(101,360)

Other Income (Expense)
Forgiveness of accounts payable	12,550	-	12,550
Interest expense	-	(57)	(382)

Total Other Income (Expense)	12,550	(57)	12,168

Net Income (Loss)	$9,976	$(11,368)	$(89,192)

Net Income (Loss) per Common Share
Basic and Diluted	$-	$-	$(0.01)

Weighted Average
Shares Outstanding	14,278,164	12,480,338	7,549,597

The accompanying notes are an integral part of these consolidated financial statements.

Classic Rules Judo Championships, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended		Period from November 16,
	March 31,		2005 (Inception)
	2013	2012	to March 31, 2013

Cash Flows from Operating Activities
Net Income (loss)	$9,976	$(11,368)	$(89,192)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Shares issued for services	-	-	11,805
Shares issued for salaries	-	-	1,161
Expenses paid by shareholders	-	-	6,412
Forgiveness of accounts payable	(12,550)	-	(12,550)
Donated services	-	-	150
Imputed interest	-	57	382
Changes in operating assets and liabilities-
Increase (decrease) in accounts payable	(4,000)	6,547	26,897
Increase (decrease) in accrued expenses	2,500	(5,500)	10,500

Net Cash Used in Operating Activities	(4,074)	(10,264)	(44,435)

Cash Flows from Financing Activities
Bank overdraft	-	(15)	-
Proceeds from convertible loan payable	-	-	5,000
Proceeds from advance from officer	100	-	265
Cash contributions from related party	-	-	30
Proceeds from issuance of common stock	4,025	11,300	39,198

Net Cash Provided by Financing Activities	4,125	11,285	44,493

Net Increase in Cash	51	1,021	58

Cash, Beginning of Period	7	-	-

Cash, End of Period	$58	$1,021	$58

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non-Cash Financing Transactions:
Conversion of convertible loan payable into common stock	$-	$5,000	$5,000
Stock subscription receivable on common stock issued	$500	$-	$500
Settlement of advance from officer with subscription receivable	$265	$-	$265

The accompanying notes are an integral part of these consolidated financial statements.

Classic Rules Judo Championships, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
Period From November 16, 2005 (Date of Inception) to September 30, 2012
(Unaudited)

							Deficit
							Accumulated
					Additional	Stock	During	Total
	Preferred Stock		Common Stock		Paid-In	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Deficit
Balance at November 16, 2005 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Shares issued in spinout on November 18, 2005	1,250,000	1,250	1,045,052	1,045	(2,295)	-	-	-
Contributed capital	-	-	-	-	342	-	-	342
Net loss for the period from November 16, 2005 (Inception)
to December 31, 2005	-	-	-	-	-	-	(342)	(342)

Balance at December 31, 2005	1,250,000	1,250	1,045,052	1,045	(1,953)	-	(342)	-

Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	-

Balance at December 31, 2006	1,250,000	1,250	1,045,052	1,045	(1,953)	-	(342)	-

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	-

Balance at December 31, 2007	1,250,000	1,250	1,045,052	1,045	(1,953)	-	(342)	-

Shares issued for cash at $0.001 on July 15, 2008	-	-	5,223,050	5,223	150	-	-	5,373
Shares issued as compensation at $0.001 on July 15, 2008	-	-	1,160,678	1,161	-	-	-	1,161
Shares issued for services at $0.005 on July 15, 2008	-	-	2,321,356	2,321	9,484	-	-	11,805
Contributed capital	-	-	-	-	5,526	-	-	5,526
Net loss for the year ended December 31, 2008	-	-	-	-	-	-	(22,167)	(22,167)

Balance at December 31, 2008	1,250,000	1,250	9,750,136	9,750	13,207	-	(22,509)	1,698

Contributed capital	-	-	-	-	544	-	-	544
Net loss for the year ended December 31, 2009	-	-	-	-	-	-	(8,319)	(8,319)

Balance at December 31, 2009	1,250,000	1,250	9,750,136	9,750	13,751	-	(30,828)	(6,077)

Shares issued for cash at $0.006 on March 29, 2010	-	-	825,826	826	4,174	-	-	5,000
Shares issued for cash at $0.009 on August 18, 2010	-	-	185,079	185	1,565	-	-	1,750
Contributed capital	-	-	-	-	30	-	-	30
Net loss for the year ended December 31, 2010	-	-	-	-	-	-	(16,481)	(16,481)

Balance at December 31, 2010	1,250,000	1,250	10,761,041	10,761	19,520	-	(47,309)	(15,778)

Shares issued for cash at $0.009 on March 17, 2011	-	-	161,415	162	1,338	-	-	1,500
Shares issued for cash at $0.009 on March 25, 2011	-	-	109,224	109	891	-	-	1,000
Shares issued for cash at $0.009 on November 15, 2011	-	-	430,107	430	3,570	-	-	4,000
Shares issued for cash at $0.009 on November 21, 2011	-	-	134,408	134	1,116	-	-	1,250
Services donated by referees	-	-	-	-	150	-	-	150
Imputed interest on convertible loan payable	-	-	-	-	325	-	-	325
Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(22,105)	(22,105)

Balance at December 31, 2011	1,250,000	1,250	11,596,195	11,596	26,910	-	(69,414)	(29,658)

Shares issued for cash at $0.009 on February 8, 2012	-	-	209,671	210	1,590	-	-	1,800
Shares issued for cash at $0.008 on February 8, 2012	-	-	590,293	590	4,410	-	-	5,000
Shares issued for cash at $0.008 on February 14, 2012	-	-	622,289	622	4,378	-	-	5,000
Shares issued for cash at $0.008 on March 17, 2012	-	-	587,423	588	3,912	-	-	4,500
Shares issued for cash at $0.007 on August 9, 2012	-	-	204,088	204	1,296	-	-	1,500
Shares issued for cash at $0.007 on August 9, 2012	-	-	204,088	204	1,296	-	-	1,500
Shares issued for cash at $0.007 on August 9, 2012	-	-	136,059	136	864	-	-	1,000
Imputed interest on convertible loan payable	-	-	-	-	57	-	-	57
Net loss for the year ended December 31, 2012	-	-	-	-		-	(29,754)	(29,754)

Balance at December 31, 2012	1,250,000	1,250	14,150,106	14,150	44,713	-	(99,168)	(39,055)

Shares issued for cash at $0.007 on March 14, 2013	-	-	640,292	640	3,885	(235)	-	4,290
Net income for the three months ended March 31, 2013	-	-	-	-	-	-	9,976	9,976

Balance at March 31, 2013	1,250,000	$1,250	14,790,398	$14,790	$48,598	$(235)	$(89,192)	$(24,789)

The accompanying notes are an integral part of these consolidated financial statements.

              Classic Rules Judo Championships, Inc.
         A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

Classic Rules Judo Championships, Inc. was incorporated in the State of Delaware on November 16, 2005 under the name Blue Ribbon Pyrocool, Inc. (“Blue Ribbon”).  Blue Ribbon changed its name to Classic Rules Judo Championships, Inc. ("Classic Rules") on July 15, 2008. Classic Rules formed a subsidiary in the State of Connecticut on August 13, 2008 named Classic Rules World Judo Championships, Inc. to develop an annual judo championship tournament. Collectively the entities are referred to as “the Company.” Clients pay a fee and the Company posts their entry on the Company’s website. The Company prepares an historical competition evaluation of the participant and places that participant to an appropriate position on the elimination chart in order to allow the highest probability of the most renowned athletes to meet late in the competition preferably in the quarter-finals, the semi-finals, or finals. To date, the Company has held two tournaments.

NOTE B – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has minimal revenues since inception, has a deficit accumulated during the development stage of $89,192, and has experienced negative cash flows from operations.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements as of March 31, 2013, and for the three months ended March 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  They should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of March 31, 2013 and the results of operations and cash flows for the three months ended March 31, 2013 and 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at March 31, 2013 or December 31, 2012.

Fair Value of Financial Instruments:

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 825, “Financial Instruments” (“Topic No. 825”) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Topic No. 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2013 and December 31, 2012 the carrying value of the Company’s cash, stock subscription receivable, accounts payable, accrued expenses, and advance from officer approximates fair value due to the short-term nature of these financial instruments.

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

Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per common share by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the year. Common equivalent shares from stock options and other common stock equivalents are excluded from the computation when their effect is anti-dilutive. There were no common stock equivalents outstanding at March 31, 2013 and December 31, 2012.

Reverse Stock Split

At the Board of Directors meeting on July 15, 2008, the Company approved a resolution to affect a 10 for 1 reverse stock split. All share and per share information were retroactively adjusted to reflect the reverse stock split.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740, Income Taxes (“Topic No. 740”) which requires the use of the liability method of accounting for income taxes.  The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements.  The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.  At March 31, 2013 and December 31, 2012, the entire deferred tax asset, which arises from our net operating losses, has been fully reserved because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.

Classic Rules Judo Championships, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

The Company recognizes and measures uncertain tax positions and records tax benefits when it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties as a component of income tax expense.  At March 31, 2013 and 2012 the Company did not have any unrecognized tax benefits and has not accrued any liability for the payment of tax related interest or penalties.  The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since inception.

Development Stage Enterprise

The Company is a development stage enterprise, as defined in ASC Topic No. 915 “Development Stage Entities”.  To date, the Company’s planned principal operations have not fully commenced.

Subsequent Events

In accordance with Topic No. 855 “Subsequent Events” the Company evaluated subsequent events, which are events or transactions that occurred after March 31, 2013 through the date of the issuance of the accompanying consolidated financial statements.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

NOTE D – STOCKHOLDERS’ DEFICIT

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

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. At March 31, 2013 there are 14,790,398 shares of common stock issued and outstanding.

Classic Rules Judo Championships, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

NOTE D – STOCKHOLDERS’ DEFICIT (Continued)

Common Stock (Continued)

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

The shares issued to Messrs. Gruenbaum and Lapkin were for consulting services and were valued at the fair value of the services provided. Due to the lack of assets and operations of the Company and the lack of a market for the Company’s stock, the Company determined that the fair value of the services provided were more reliably measurable. The Company obtained invoices from Messrs. Gruenbaum and Lapkin for the services provided. Mr. Gruenbaum provided legal services valued at $5,805 and Mr. Lapkin provided accounting and consulting services valued at $6,000. The Company issued both individuals the same number of shares for the services rendered. After reviewing the services provided, the Company noted that there was a $195 difference in the value of the services provided by these two individuals. The Company concluded that this difference was insignificant and did not require any adjustment.  See Note F.

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

Classic Rules Judo Championships, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

NOTE D – STOCKHOLDERS’ DEFICIT (Continued)

Common Stock (Continued)

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

On March 14, 2013 the Company entered into a stock subscription agreement with a company owned by the Company’s CEO, Mr. Angle, for the issuance of 640,292 shares of the Company’s common stock at $0.007 per share or $4,525. Proceeds of $4,025 have been received.  The advance from officer in the amount of $265 has been applied to the amount due leaving a stock subscription receivable of $235 at March 31, 2013.

Classic Rules Judo Championships, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

NOTE E – INCOME TAXES

The income tax provision differs from the amount computed by applying the U.S. federal and state statutory corporate income tax rates as follows:

	Three Months Ended
	March 31,
	2013	2012

U.S Statutory Corporate Income Tax Rate	(34.0)%	(34.0)%
State Income Tax	(7.0)%	(7.0%)
Change in Valuation Allowance on Deferred Tax Asset	41.0%	41.0%
Effective Rate	-%	-%

Net deferred tax assets and liabilities consist of the following components:

	March 31,	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carry-forward	$36,408	$40,499
Valuation Allowance	(36,408)	(40,499)
Net Deferred tax assets	$-	$-

Based upon historical net losses and the Company being in the development stage, management believes that it is not more likely than not that the deferred tax assets will be realized and has provided a valuation allowance of 100% of the deferred tax asset.  The valuation allowance decreased by $4,091 and increased by $12,200 in the three months ended March 31, 2013 and year ended December 31, 2012, respectively.

The Company's net operating loss carry-forward amounting to $98,777 at December 31, 2012, expires as follows:

Year Ending December 31:	Amount

2028	$9,201
2029	8,319
2030	16,432
2031	35,071
2032	29,754
Total	$98,777

Classic Rules Judo Championships, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

NOTE F – RELATED PARTY TRANSACTIONS

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

In July 2008, Desmond Capital, Inc. invested $5,373 in the Company in return for 5,223,050 newly issued shares. The president of Desmond Capital is Mr. Chris Angle who is also the president of the Company. Desmond Capital has two purposes: first is to provide consulting and advice to small start up companies and to invest in these companies to help bring capital for expansion. The Desmond Capital investment was used for the on-going operations of the Company.

During 2010 Mr. Angle, the Company’s CEO, contributed to additional paid-in capital $30 in cash for operating expenses.

During 2011 Mr. Angle, advanced the Company $140 in cash for operating expenses.  The advance had no stated terms of repayment and was non-interest bearing.

During 2012 Mr. Angle, advanced the Company $25 in cash for operating expenses.  The advance had no stated terms of repayment and was non-interest bearing.

In January 2013, Mr. Angle advanced the Company $100 in cash for operating expenses.  The advance had no stated terms of repayment and was non-interest bearing.

In March 2013, the $265 advance to the Company by Mr. Angle was used by Mr. Angle as partial payment on a stock subscription entered into by a company owned by Mr. Angle.  The advance from an officer amounted to $0 at March 31, 2013.

NOTE G – SUBSEQUENT EVENTS

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

Results of Operations

Comparison of the three months ended September 30, 2012 and 2011

Revenues. The Company had no revenue during the three months ended March 31, 2013 and 2012.  This is because the Company has not hosted a tournament since May 2011.

Cost of Revenues. The Company had no cost of revenue for the three months ended March 31, 2013, as the Company did not hold a tournament in the period as compared to a negative $610 in costs for the three months ended March 31, 2012.  The negative $610 in costs for the three months ended March 31, 2012, is the result of a reduction in the cost of awards, which were recorded at December 31, 2011.

General and Administrative expenses. The Company incurred $2,574 in general and administrative expenses during the three month period ended March 31, 2013 as compared to $11,921 in general and administrative expenses for the comparable period in 2011. The decrease is a result of stock transfer agent fees as the Company changed stock transfer agents in the three month period ended March 31, 2012 and had to pay on the remainder of the terminated agreement as well as a penalty to cancel the agreement with the original stock transfer agents.

Operating Loss. As a result of the Company’s general and administrative expenses, the Company incurred an operating loss of $2,574 for the three month period ended March 31, 2013, as compared with an operating loss of $11,311 for the three month period ended March 31, 2012.  The decreased loss is based on the decrease in general and administrative expenses as explained above.

Other Income (Expenses). The Company had no imputed interest expense during the three month period ended March 31, 2013, as compared with $57 of imputed interest expense on a convertible loan for the three month period ended March 31, 2012. On February 8, 2012 the holder of the convertible loan exercised his conversion right and converted the loan into 590,293 newly issued shares of common stock.

The Company has recorded income related to the forgiveness of accounts payable of $12,550 during the three month period ended March 31, 2013, as compared with no forgiveness of accounts payable for the three month period ended March 31, 2012.

Net Income (Loss). The Company incurred net income of $9,976 during the three month period ended March 31, 2013, as compared with a net loss of $11,368 for the three month period ended March 31, 2012.

Liquidity and Capital Resources

At March 31, 2013, the Company had a working capital deficit of $24,789.

Cash Flows

Net Cash used by operating activities amounted to $4,074 and $10,264 for the three months ended March 31, 2013 and 2012, respectively.  The change was primarily from the net income earned for the three months ended March 31, 2013 in the amount of $9,976, less the forgiveness of accounts payable income of $12,550 and a decrease in accounts payable and accrued expenses of $1,500.

Net cash provided by financing activities amounted to $4,125 and $11,285 for the three months ended March 31, 2013 and 2012, respectively.  In the three months ended March 31, 2013, the Company received proceeds of $4,025 from the issuance of common stock, as compared to $11,300 for the three months ended March 31, 2012.

At March 31, 2013, the Company had no revenues from its tournaments during the three months ended March 31, 2013 and also no revenue during the comparable period in 2012, when the Company did not hold a tournament.  As of March 31, 2013, the Company was primarily relying on its corporate officer, director, and outside investors for the funding needed for the implementation of its business plan.  The Company’s management is currently looking for the capital needed to complete its corporate objectives.  The Company cannot predict the extent to which its liquidity and capital resources will be available prior to executing its business plan or whether it will have sufficient capital to fund typical operating expenses.

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

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)) as of March 31, 2013.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at a reasonable assurance level.  Management’s assessment identified the following material weaknesses:

•
As of March 31, 2013, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

•
As of March 31, 2013, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to current requirements of GAAP and SEC disclosure requirements.

•	As of March 31, 2013, there was a lack of segregation of duties, in that we had only one person performing all accounting-related duties.

•           As of March 31, 2013, there were no independent directors and no independent audit committee.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                      Risk Factors

An investment in our shares is speculative and involves a high degree of risk.  Therefore, you should not invest in our shares unless you are able to bear a loss of your entire investment.  You should carefully consider the following factors as well as those set forth in our annual report on Form 10-K for the year ended December 31, 2012 and the other information contained herein before deciding to invest in our shares.  Factors that could cause actual results to differ from our expectations, statements or projections include the risks and uncertainties relating to our business described above.  The fact that some of the risk factors may be the same or similar to our past filings, means only that the risks are present in multiple periods.  We believe that many of the risks detailed here and in our SEC filings are part of doing business in our industry and will likely be present in all periods reported.  The fact that certain risks are endemic to our industry does not lessen the significance of the risk.  We urge you to carefully consider the following discussion of risks as well as other information regarding our common stock.  This report and statements that we may make from time to time may contain forward-looking information.  There can be no assurance that actual results will not differ materially from our expectations, statements or projections.

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

Dated: May 20, 2013	Classic Rules Judo Championships, Inc.

By: /s/ Chris Angle
Chris Angle, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer