Form 10-Q/A
period 2013-03-31
Classic Rules Judo Championships, Inc.
filed 2013-05-22
CIK 1445831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Explanatory Note

Classic Rules Judo Championships, Inc. (the “Company”) is filing this Amendment No.  on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q/A for the period ended March 31, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission on May 20, 2013 (the “Original Filing Date”), solely to furnish Amended Exhibit 101 to the Form 10-Q/A in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q/A, formatted in XBRL (eXtensible Business Reporting Language):

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