Form 10-Q
period 2013-06-30
Classic Rules Judo Championships, Inc.
filed 2013-08-19
CIK 1445831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,825,726 shares of common stock as of August 19, 2013.

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

Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in our 2012 Annual Report on Form 10-K and other filings with the SEC.

PART I

ITEM 1                      FINANCIAL STATEMENTS

CLASSIC RULES JUDO CHAMPIONSHIPS, INC. AND SUBSIBIARY

FINANCIAL STATEMENTS

June 30, 2013
CONTENTS

Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	Page 5

Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 and for the period from November 16, 2005 (inception) to June 30, 2013 (unaudited)	6

Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and for the period from November 16, 2005 (inception) to June 30, 2013 (unaudited)	7

Consolidated Statements of Stockholders’ Deficit for the period from November 16, 2005 (inception) to June 30, 2013 (unaudited)	8

Notes to Consolidated Financial Statements (unaudited)	9

Classic Rules Judo Championships, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)

ASSETS

Current Assets
Cash	$14	$7

Total Current Assets	14	7

Total Assets	$14	$7

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$23,348	$30,897
Accrued expenses	3,700	8,000
Advance from officer	825	165

Total Current Liabilities	27,873	39,062

Total Liabilities	27,873	39,062

Stockholders' Deficit
Preferred stock, $0.001 par value; 50,000,000 shares
authorized; none and 1,250,000 shares issued and outstanding
at June 30, 2013 and December 31, 2012, respectively	-	1,250
Common stock, $0.001 par value 100,000,000 shares authorized
15,825,726 and 14,150,106 shares issued and outstanding
at June 30, 2013 and December 31, 2012, respectively	15,826	14,150
Additional paid-in capital	55,812	44,713
Stock subscription receivable	-	-
Deficit accumulated during development stage	(99,497)	(99,168)

Total Stockholders' Deficit	(27,859)	(39,055)

Total Liabilities and Stockholders' Deficit	$14	$7

The accompanying notes are an integral part of these consolidated financial statements.

Classic Rules Judo Championships, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended		For The Six Months Ended		Period from November 16,
	June 30,		June 30,		2005 (inception)
	2013	2012	2013	2012	to June 30, 2013

Revenues	$-	$-	$-	$-	$3,097

Operating Expenses
Cost of revenues	-	-	-	(610)	3,237
General and administrative	10,305	3,491	12,879	15,412	111,525

Total Expenses	10,305	3,491	12,879	14,802	114,762

Operating Loss	(10,305)	(3,491)	(12,879)	(14,802)	(111,665)

Other Income (Expense)
Forgiveness of accounts payable	-	-	12,550	-	12,550
Interest expense	-	-	-	(57)	(382)

Total Other Income (Expense)	-	-	12,550	(57)	12,168

Net Loss	$(10,305)	$(3,491)	$(329)	$(14,859)	$(99,497)

Net Loss per Common Share
Basic and Diluted	$-	$-	$-	$-	$(0.01)

Weighted Average
Shares Outstanding	15,222,733	13,605,871	14,753,058	13,043,105	7,786,817

The accompanying notes are an integral part of these consolidated financial statements.

Classic Rules Judo Championships, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended		Period from November 16,
	June 30,		2005 (inception)
	2013	2012	to June 30, 2013

Cash Flows from Operating Activities
Net loss	$(329)	$(14,859)	$(99,497)
Adjustments to reconcile net loss to
net cash used in operating activities:
Shares issued for services	-	-	11,805
Shares issued for salaries	-	-	1,161
Expenses paid by shareholders	-	-	6,412
Forgiveness of accounts payable	(12,550)	-	(12,550)
Donated services	-	-	150
Imputed interest	-	57	382
Changes in operating assets and liabilities-
Increase (decrease) in accounts payable	6,001	9,047	36,898
Increase (decrease) in accrued expenses	(4,300)	(5,500)	3,700

Net Cash Used in Operating Activities	(11,178)	(11,255)	(51,539)

Cash Flows from Financing Activities
Bank overdraft	-	(15)	-
Proceeds from convertible loan payable	-	-	5,000
Proceeds from advance from officer	160	25	325
Cash contributions from related party	-	-	30
Proceeds from issuance of common stock	11,025	11,300	46,198

Net Cash Provided by Financing Activities	11,185	11,310	51,553

Net Increase in Cash	7	55	14

Cash, Beginning of Period	7	-	-

Cash, End of Period	$14	$55	$14

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non-Cash Financing Transactions:
Conversion of convertible loan payable into common stock	$-	$5,000	$5,000
Stock subscription receivable on common stock issued	$500	$-	$500
Settlement of advance from officer with subscription receivable	$500	$-	$500
Cancellation of preferred stock into additional paid in capital	$1,250	$-	$1,250
Accounts payable paid directly by officer	$1,000	$-	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

Classic Rules Judo Championships, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
Period From November 16, 2005 (Inception) to June 30, 2013
(Unaudited)

							Deficit
							Accumulated
					Additional	Stock	During	Total
	Preferred Stock		Common Stock		Paid-In	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Deficit
Balance at November 16, 2005 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Shares issued in spinout on November 18, 2005	1,250,000	1,250	1,045,052	1,045	(2,295)	-	-	-
Contributed capital	-	-	-	-	342	-	-	342
Net loss for the period from November 16, 2005 (Inception)
to December 31, 2005	-	-	-	-	-	-	(342)	(342)

Balance at December 31, 2005	1,250,000	1,250	1,045,052	1,045	(1,953)	-	(342)	-

Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	-

Balance at December 31, 2006	1,250,000	1,250	1,045,052	1,045	(1,953)	-	(342)	-

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	-

Balance at December 31, 2007	1,250,000	1,250	1,045,052	1,045	(1,953)	-	(342)	-

Shares issued for cash at $0.001 on July 15, 2008	-	-	5,223,050	5,223	150	-	-	5,373
Shares issued as compensation at $0.001 on July 15, 2008	-	-	1,160,678	1,161	-	-	-	1,161
Shares issued for services at $0.005 on July 15, 2008	-	-	2,321,356	2,321	9,484	-	-	11,805
Contributed capital	-	-	-	-	5,526	-	-	5,526
Net loss for the year ended December 31, 2008	-	-	-	-	-	-	(22,167)	(22,167)

Balance at December 31, 2008	1,250,000	1,250	9,750,136	9,750	13,207	-	(22,509)	1,698

Contributed capital	-	-	-	-	544	-	-	544
Net loss for the year ended December 31, 2009	-	-	-	-	-	-	(8,319)	(8,319)

Balance at December 31, 2009	1,250,000	1,250	9,750,136	9,750	13,751	-	(30,828)	(6,077)

Shares issued for cash at $0.006 on March 29, 2010	-	-	825,826	826	4,174	-	-	5,000
Shares issued for cash at $0.009 on August 18, 2010	-	-	185,079	185	1,565	-	-	1,750
Contributed capital	-	-	-	-	30	-	-	30
Net loss for the year ended December 31, 2010	-	-	-	-	-	-	(16,481)	(16,481)

Balance at December 31, 2010	1,250,000	1,250	10,761,041	10,761	19,520	-	(47,309)	(15,778)

Shares issued for cash at $0.009 on March 17, 2011	-	-	161,415	162	1,338	-	-	1,500
Shares issued for cash at $0.009 on March 25, 2011	-	-	109,224	109	891	-	-	1,000
Shares issued for cash at $0.009 on November 15, 2011	-	-	430,107	430	3,570	-	-	4,000
Shares issued for cash at $0.009 on November 21, 2011	-	-	134,408	134	1,116	-	-	1,250
Services donated by referees	-	-	-	-	150	-	-	150
Imputed interest on convertible loan payable	-	-	-	-	325	-	-	325
Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(22,105)	(22,105)

Balance at December 31, 2011	1,250,000	1,250	11,596,195	11,596	26,910	-	(69,414)	(29,658)

Shares issued for cash at $0.009 on February 8, 2012	-	-	209,671	210	1,590	-	-	1,800
Shares issued for cash at $0.008 on February 8, 2012	-	-	590,293	590	4,410	-	-	5,000
Shares issued for cash at $0.008 on February 14, 2012	-	-	622,289	622	4,378	-	-	5,000
Shares issued for cash at $0.008 on March 17, 2012	-	-	587,423	588	3,912	-	-	4,500
Shares issued for cash at $0.007 on August 9, 2012	-	-	204,088	204	1,296	-	-	1,500
Shares issued for cash at $0.007 on August 9, 2012	-	-	204,088	204	1,296	-	-	1,500
Shares issued for cash at $0.007 on August 9, 2012	-	-	136,059	136	864	-	-	1,000
Imputed interest on convertible loan payable	-	-	-	-	57	-	-	57
Net loss for the year ended December 31, 2012	-	-	-	-	-	-	(29,754)	(29,754)

Balance at December 31, 2012	1,250,000	1,250	14,150,106	14,150	44,713	-	(99,168)	(39,055)

Shares issued for cash at $0.007 on March 14, 2013	-	-	640,292	640	3,885	(235)	-	4,290
Preferred shares cancelled April 1, 2013	(1,250,000)	(1,250)	-	-	1,250	-	-	-
Shares issued for cash at $0.007 on May 24, 2013	-	-	1,035,328	1,036	5,964	-	-	7,000
Settlement of stock subscription receivable	-	-	-	-	-	235	-	235
Net loss for the six months ended June 30, 2013	-	-	-	-	-	-	(329)	(329)

Balance at June 30, 2013 (unaudited)	-	$-	15,825,726	$15,826	$55,812	$-	$(99,497)	$(27,859)

The accompanying notes are an integral part of these consolidated financial statements.

Classic Rules Judo Championships, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013
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

NOTE B – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has minimal revenues since inception, has a deficit accumulated during the development stage of $99,497, and has experienced negative cash flows from operations.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements as of June 30, 2013, and for the three and six month periods ended June 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  They should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of June 30, 2013 and the results of operations for the three and six month periods ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Classic Rules Judo Championships, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013
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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at June 30, 2013 or December 31, 2012.

Fair Value of Financial Instruments:

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 825, “Financial Instruments” (“Topic No. 825”) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Topic No. 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2013 and December 31, 2012 the carrying value of the Company’s cash, stock subscription receivable, accounts payable, accrued expenses, and advance from officer approximates fair value due to the short-term nature of these financial instruments.

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

Classic Rules Judo Championships, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013
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

Net Loss Per Common Share

The Company computes basic net loss per common share by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the year. Common equivalent shares from stock options and other common stock equivalents are excluded from the computation when their effect is anti-dilutive. There were no common stock equivalents outstanding at June 30, 2013 and December 31, 2012.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740, Income Taxes (“Topic No. 740”) which requires the use of the liability method of accounting for income taxes.  The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements.  The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.  At June 30, 2013 and December 31, 2012, the entire deferred tax asset, which arises from our net operating losses, has been fully reserved because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.

Classic Rules Judo Championships, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

The Company recognizes and measures uncertain tax positions and records tax benefits when it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties as a component of income tax expense.  At June 30, 2013 and 2012 the Company did not have any unrecognized tax benefits and has not accrued any liability for the payment of tax related interest or penalties.  The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since inception.

Development Stage Enterprise

The Company is a development stage enterprise, as defined in ASC Topic No. 915 “Development Stage Entities”.  To date, the Company’s planned principal operations have not fully commenced.

Subsequent Events

In accordance with Topic No. 855 “Subsequent Events” the Company evaluated subsequent events, which are events or transactions that occurred after June 30, 2013 through the date of the issuance of the accompanying consolidated financial statements.

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

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. At June 30, 2013 there are 15,825,726 shares of common stock issued and outstanding.

Classic Rules Judo Championships, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013
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

Classic Rules Judo Championships, Inc. and Subsidiary
 (A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013
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

On March 14, 2013 the Company entered into a stock subscription agreement with a company owned by the Company’s CEO, Mr. Angle, for the issuance of 640,292 shares of the Company’s common stock at $0.007 per share or $4,525. Proceeds of $4,025 have been received.  The advance from officer in the amount of $500 has been applied to the amount due leaving a stock subscription receivable of $0 at June 30, 2013.

On May 24, 2013 the Company entered into a stock subscription agreement with a company owned by Mr. Angle, the Company’s CEO for the issuance of 1,035,328 shares of the Company’s common stock at $0.007 per share or $7,000.

Classic Rules Judo Championships, Inc. and Subsidiary
 (A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

NOTE E – INCOME TAXES

The income tax provision differs from the amount computed by applying the U.S. federal and state statutory corporate income tax rates as follows:

	Six Months Ended
	June 30,
	2013	2012

U.S Statutory Corporate Income Tax Rate	(34.0)%	(34.0)%
State Income Tax	(7.0)%	(7.0%)
Change in Valuation Allowance on Deferred Tax Asset	41.0%	41.0%
Effective Rate	-%	-%

Net deferred tax assets and liabilities consist of the following components:

	June 30,	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carry-forward	$40,633	$40,499
Valuation Allowance	(40,633)	(40,499)
Net Deferred tax assets	$-	$-

Based upon historical net losses and the Company being in the development stage, management believes that it is not more likely than not that the deferred tax assets will be realized and has provided a valuation allowance of 100% of the deferred tax asset.  The valuation allowance increased by $134 and $12,200 in the six months ended June 30, 2013 and year ended December 31, 2012, respectively.

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

Classic Rules Judo Championships, Inc. and Subsidiary
 (A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

NOTE F – RELATED PARTY TRANSACTIONS (continued)

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

In April 2013, Mr. Angle, the Company’s CEO, made a payment of $1,000 on behalf of the Company in payment of accounts payable.

In May 2013 the Company entered into a stock subscription agreement with a company owned by Mr. Angle, the Company’s CEO for the issuance of 1,035,328 shares of the Company’s common stock at $0.007 per share or $7,000.

In June 2013, Mr. Angle advanced the Company $60 in cash for operating expenses.  The advance had no stated terms of repayment and was non-interest bearing.

In June 2013 $235 of the advance from officer was used as payment on the stock subscription receivable.

NOTE G – SUBSEQUENT EVENTS

On August 7, 2013 the Company received $1,250 in payment pursuant to a stock subscription agreement with M. Timofejeva for the issuance of 197,822 shares of the Company’s common stock at $0.006 per share.  The agreement has not been executed to date.

On August 7, 2013 the Company received $1,250 in payment pursuant to a stock subscription agreement with V. Stolere (the spouse of the Company’s President) for the issuance of 197,822 shares of the Company’s common stock at $0.006 per share.  The agreement has not been executed to date.

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

Results of Operations

Comparison of the three months ended June 30, 2013 and 2012

Revenues. The Company had no revenue during the three months ended June 30, 2013 and 2012.  This is because the Company has not hosted a tournament since May 2011.

Cost of Revenues. The Company had no cost of revenue for the three months ended June 30, 2013 and 2012, as the Company did not hold a tournament in the period.

General and Administrative expenses. The Company incurred $10,305 in general and administrative expenses during the three month period ended June 30, 2013 as compared to $3,491 in general and administrative expenses for the comparable period in 2012. The increase is a result of professional fees associated with being a publicly reporting company.

Operating Loss. As a result of the Company’s general and administrative expenses, the Company incurred an operating loss of $10,305 for the three month period ended June 30, 2013, as compared with an operating loss of $3,491 for the three month period ended June 30, 2012.  The increased loss is based on the increase in general and administrative expenses as explained above.

Other Income (Expense). The Company had no other income or expense during the three month period ended June 30, 2013 or 2012.

Net Loss. The Company incurred net loss of $10,305 during the three month period ended June 30, 2013, as compared with a net loss of $3,491 for the three month period ended June 30, 2012.

Comparison of the six months ended June 30, 2013 and 2012

Revenues. The Company had no revenue during the six months ended June 30, 2013 and 2012.  This is because the Company has not hosted a tournament since May 2011.

Cost of Revenues. The Company had no cost of revenue for the six months ended June 30, 2013, as the Company did not hold a tournament in the period, as compared to a negative $610 in costs for the six months ended June 30, 2012.  The negative $610 in costs is the result of a reduction in the cost of awards, which were recorded at December 31, 2011.

General and Administrative expenses. The Company incurred $12,879 in general and administrative expenses during the six month period ended June 30, 2013 as compared to $15,412 in general and administrative expenses for the comparable period in 2012. The decrease is a result of stock transfer agent fees as the Company changed stock transfer agents in the six month period ended June 30, 2012 and had to pay on the remainder of the terminated agreement as well as a penalty to cancel the agreement with the original stock transfer agents.

Operating Loss. As a result of the Company’s general and administrative expenses, the Company incurred an operating loss of $12,879 for the six month period ended June 30, 2013, as compared with an operating loss of $14,802 for the six month period ended June 30, 2012.  The decreased loss is based on the decrease in general and administrative expenses as explained above.

Other Income (Expenses). The Company had no imputed interest expense during the six month period ended June 30, 2013, as compared with $57 of imputed interest expense on a convertible loan for the six month period ended June 30, 2012. On February 8, 2012 the holder of the convertible loan exercised his conversion right and converted the loan into 590,293 newly issued shares of common stock.

The Company has recorded income related to the forgiveness of accounts payable of $12,550 during the six month period ended June 30, 2013, as compared with no forgiveness of accounts payable for the three month period ended June 30, 2012.

Net Loss. The Company incurred a net loss of $329 during the six month period ended June 30, 2013, as compared with a net loss of $14,859 for the six month period ended June 30, 2012.

Liquidity and Capital Resources

At June 30, 2013, the Company had a working capital deficit of $27,859.

Cash Flows

Net Cash used by operating activities amounted to $11,178 and $11,255 for the six months ended June 30, 2013 and 2012, respectively.  The change was primarily from the net loss for the six months ended June 30, 2013 in the amount of $329, less the forgiveness of accounts payable of $12,550 and an increase in accounts payable and accrued expenses of $1,701.

Net cash provided by financing activities amounted to $11,185 and $11,310 for the six months ended June 30, 2013 and 2012, respectively.  In the six months ended June 30, 2013, the Company received proceeds of $11,025 from the issuance of common stock, as compared to $11,300 for the six months ended June 30, 2012.

The Company had no revenues from tournaments during the six months ended June 30, 2013 and also no revenue during the comparable period in 2012, as the Company did not hold a tournament.  As of June 30, 2013, the Company was primarily relying on its corporate officer, director, and outside investors for the funding needed for the implementation of its business plan.  The Company’s management is currently looking for the capital needed to complete its corporate objectives.  The Company cannot predict the extent to which its liquidity and capital resources will be available prior to executing its business plan or whether it will have sufficient capital to fund typical operating expenses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Securities and Exchange Commission defines the term "disclosure controls and procedures" to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to chief executive and chief financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of such date.

Management's Assessment of Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Quarterly Report on Form 10-Q. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•
Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2013, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of June 30, 2013, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at June 30, 2013:

•
As of June 30, 2013, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

•
As of June 30, 2013, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to current requirements of GAAP and SEC disclosure requirements.

•	As of June 30, 2013, there was a lack of segregation of duties, in that we had only one person performing all accounting-related duties.

•           As of June 30, 2013, there were no independent directors and no independent audit committee.

As a result of the material weaknesses described above, management has concluded that, as of June 30, 2013, the Company’s internal control over financial reporting involving the preparation and reporting of our financial statements presented in conformity with GAAP, were not effective.

We understand that remediation of material weaknesses and deficiencies in internal controls is a continuing work in progress due to the issuance of new standards and promulgations. However, remediation of any known deficiency is among our highest priorities. Our management will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when practical and necessary.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management's report in this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 24, 2013 the Company entered into a stock subscription agreement with a company owned by Mr. Angle, the Company’s CEO for the issuance of 1,035,328 shares of the Company’s common stock at $0.007 per share or $7,000.

On August 7, 2013 the Company received $1,250 in payment pursuant to a stock subscription agreement with M. Timofejeva for the issuance of 197,822 shares of the Company’s common stock at $0.006 per share. The agreement has not been executed to date.

On August 7, 2013 the Company received $1,250 in payment pursuant to a stock subscription agreement with V. Stolere (the spouse of the Company’s President) for the issuance of 197,822 shares of the Company’s common stock at $0.006 per share. The agreement has not been executed to date.

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

Dated: August 19, 2013	Classic Rules Judo Championships, Inc.

By: /s/ Chris Angle
Chris Angle, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer