Form 10-K/A
period 2012-12-31
Classic Rules Judo Championships, Inc.
filed 2013-10-29
CIK 1445831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

Classic Rules Judo Championships, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s annual report on Form 10-K for the period ended December 31, 2012 (the “Form 10-K”), filed with the Securities and Exchange Commission on April 16, 2013 (the “Original Filing Date”), solely to furnish Amended Item 9A – Controls and Procedures as requested by the U.S. Securities and Exchange Commission.

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-K.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term "disclosure controls and procedures" to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it flies or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to its chief executive and chief financial officers to allow timely decisions regarding disclosure.

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

Management's Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and l5d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2012, the Company had material weaknesses in its internal control over financial reporting. Specifically management identified the following material weaknesses at December 31, 2012:

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

As a result of the material weakness described above, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting, involving the preparation and reporting of our financial statements presented in conformity with GAAP, were not effective.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management's report in this annual report.

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

CLASSIC RULES JUDO CHAMPIONSHIPS, INC.
(Registrant)

October 29, 2013	By: /s/ Chris Angle
Chris Angle
Principal Executive Officer, Principal Financial
Officer, and Principal Accounting Officer