Form 10-Q
period 2013-09-30
Classic Rules Judo Championships, Inc.
filed 2013-12-12
CIK 1445831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,388,310 shares of common stock as of November 19, 2013.

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

PART I

ITEM 1     FINANCIAL STATEMENTS

CLASSIC RULES JUDO CHAMPIONSHIPS, INC. AND SUBSIDIARY

FINANCIAL STATEMENTS

September 30, 2013

CONTENTS

Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	Page 5

Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 and for the period from November 16, 2005 (inception) to September 30, 2013 (unaudited)	6

Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and for the period from November 16, 2005 (inception) to September 30, 2013 (unaudited)	7

Consolidated Statements of Stockholders’ Deficit for the period from November 16, 2005 (inception) to September 30, 2013 (unaudited)	8

Notes to Consolidated Financial Statements (unaudited)	9

Classic Rules Judo Championships, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)

ASSETS

Current Assets
Cash	$5	$7

Total Current Assets	5	7

Total Assets	$5	$7

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$24,347	$30,897
Accrued expenses	3,000	8,000
Advance from officer	865	165

Total Current Liabilities	28,212	39,062

Total Liabilities	28,212	39,062

Stockholders' Deficit
Preferred stock, $0.001 par value; 50,000,000 shares
authorized; none and 1,250,000 shares issued and outstanding
at September 30, 2013 and December 31, 2012, respectively	-	1,250
Common stock, $0.001 par value 100,000,000 shares authorized
16,388,310 and 14,150,106 shares issued and outstanding
at September 30, 2013 and December 31, 2012, respectively	16,388	14,150
Additional paid-in capital	58,750	44,713
Stock subscription receivable	-	-
Deficit accumulated during development stage	(103,345)	(99,168)

Total Stockholders' Deficit	(28,207)	(39,055)

Total Liabilities and Stockholders' Deficit	$5	$7

The accompanying notes are an integral part of these consolidated financial statements.

Classic Rules Judo Championships, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,		Period from November 16, 2005 (inception) to
	2013	2012	2013	2012	September 30, 2013

Revenues	$-	$-	$-	$-	$3,097

Operating Expenses
Cost of revenues	-	-	-	(610)	3,237
General and administrative	3,848	4,024	16,727	19,436	115,373

Total Expenses	3,848	4,024	16,727	18,826	118,610

Operating Loss	(3,848)	(4,024)	(16,727)	(18,826)	(115,513)

Other Income (Expense)
Forgiveness of accounts payable	-	-	12,550	-	12,550
Interest expense	-	-	-	(57)	(382)

Total Other Income (Expense)	-	-	12,550	(57)	12,168

Net Loss	$(3,848)	$(4,024)	$(4,177)	$(18,883)	$(103,345)

Net Loss per Common Share
Basic and Diluted	$-	$-	$-	$-	$(0.01)

Weighted Average Shares Outstanding	16,100,358	13,925,313	15,207,093	13,339,321	8,066,272

The accompanying notes are an integral part of these consolidated financial statements.

Classic Rules Judo Championships, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,		Period from November 16, 2005 (inception)
	2013	2012	to September 30, 2013

Cash Flows from Operating Activities
Net loss	$(4,177)	$(18,883)	$(103,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	-	-	11,805
Shares issued for salaries	-	-	1,161
Expenses paid by shareholders	-	-	6,412
Forgiveness of accounts payable	(12,550)	-	(12,550)
Donated services	-	-	150
Imputed interest	-	57	382
Changes in operating assets and liabilities-
Increase (decrease) in accounts payable	7,000	9,047	37,897
Increase (decrease) in accrued expenses	(5,000)	(5,500)	3,000

Net Cash Used in Operating Activities	(14,727)	(15,279)	(55,088)

Cash Flows from Financing Activities
Bank overdraft	-	(15)	-
Proceeds from convertible loan payable	-	-	5,000
Proceeds from advance from officer	200	25	365
Cash contributions from related party	-	-	30
Proceeds from issuance of common stock	14,525	15,300	49,698

Net Cash Provided by Financing Activities	14,725	15,310	55,093

Net Increase (Decrease) in Cash	(2)	31	5

Cash, Beginning of Period	7	-	-

Cash, End of Period	$5	$31	$5

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non-Cash Financing Transactions:
Conversion of convertible loan payable into common stock	$-	$5,000	$5,000
Stock subscription receivable on common stock issued	$500	$-	$500
Settlement of advance from officer with subscription receivable	$500	$-	$500
Cancellation of preferred stock into additional paid-in capital	$1,250	$-	$1,250
Accounts payable paid directly by officer	$1,000	$-	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

Classic Rules Judo Championships, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statement of Stockholders' Deficit

Period From November 16, 2005 (Inception) to September 30, 2013

(Unaudited)

							Deficit
							Accumulated
					Additional	Stock	During	Total
	Preferred Stock		Common Stock		Paid-In	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Deficit
Balance at November 16, 2005 (Inception)	-	$-	-	$-	$-	$-	$-	$-
Shares issued in spinout on November 18, 2005	1,250,000	1,250	1,045,052	1,045	(2,295)	-	-	-
Contributed capital	-	-	-	-	342	-	-	342
Net loss for the period from November 16, 2005 (Inception) to December 31, 2005	-	-	-	-	-	-	(342)	(342)
Balance at December 31, 2005	1,250,000	1,250	1,045,052	1,045	(1,953)	-	(342)	-
Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	-
Balance at December 31, 2006	1,250,000	1,250	1,045,052	1,045	(1,953)	-	(342)	-
Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	-
Balance at December 31, 2007	1,250,000	1,250	1,045,052	1,045	(1,953)	-	(342)	-
Shares issued for cash at $0.001 on July 15, 2008	-	-	5,223,050	5,223	150	-	-	5,373
Shares issued as compensation at $0.001 on July 15, 2008	-	-	1,160,678	1,161	-	-	-	1,161
Shares issued for services at $0.005 on July 15, 2008	-	-	2,321,356	2,321	9,484	-	-	11,805
Contributed capital	-	-	-	-	5,526	-	-	5,526
Net loss for the year ended December 31, 2008	-	-	-	-	-	-	(22,167)	(22,167)
Balance at December 31, 2008	1,250,000	1,250	9,750,136	9,750	13,207	-	(22,509)	1,698
Contributed capital	-	-	-	-	544	-	-	544
Net loss for the year ended December 31, 2009	-	-	-	-	-	-	(8,319)	(8,319)
Balance at December 31, 2009	1,250,000	1,250	9,750,136	9,750	13,751	-	(30,828)	(6,077)
Shares issued for cash at $0.006 on March 29, 2010	-	-	825,826	826	4,174	-	-	5,000
Shares issued for cash at $0.009 on August 18, 2010	-	-	185,079	185	1,565	-	-	1,750
Contributed capital	-	-	-	-	30	-	-	30
Net loss for the year ended December 31, 2010	-	-	-	-	-	-	(16,481)	(16,481)
Balance at December 31, 2010	1,250,000	1,250	10,761,041	10,761	19,520	-	(47,309)	(15,778)
Shares issued for cash at $0.009 on March 17, 2011	-	-	161,415	162	1,338	-	-	1,500
Shares issued for cash at $0.009 on March 25, 2011	-	-	109,224	109	891	-	-	1,000
Shares issued for cash at $0.009 on November 15, 2011	-	-	430,107	430	3,570	-	-	4,000
Shares issued for cash at $0.009 on November 21, 2011	-	-	134,408	134	1,116	-	-	1,250
Services donated by referees	-	-	-	-	150	-	-	150
Imputed interest on convertible loan payable	-	-	-	-	325	-	-	325
Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(22,105)	(22,105)
Balance at December 31, 2011	1,250,000	1,250	11,596,195	11,596	26,910	-	(69,414)	(29,658)
Shares issued for cash at $0.009 on February 8, 2012	-	-	209,671	210	1,590	-	-	1,800
Shares issued for cash at $0.008 on February 8, 2012	-	-	590,293	590	4,410	-	-	5,000
Shares issued for cash at $0.008 on February 14, 2012	-	-	622,289	622	4,378	-	-	5,000
Shares issued for cash at $0.008 on March 17, 2012	-	-	587,423	588	3,912	-	-	4,500
Shares issued for cash at $0.007 on August 9, 2012	-	-	204,088	204	1,296	-	-	1,500
Shares issued for cash at $0.007 on August 9, 2012	-	-	204,088	204	1,296	-	-	1,500
Shares issued for cash at $0.007 on August 9, 2012	-	-	136,059	136	864	-	-	1,000
Imputed interest on convertible loan payable	-	-	-	-	57	-	-	57
Net loss for the year ended December 31, 2012	-	-	-	-	-	-	(29,754)	(29,754)
Balance at December 31, 2012	1,250,000	1,250	14,150,106	14,150	44,713	-	(99,168)	(39,055)
Shares issued for cash at $0.007 on March 14, 2013	-	-	640,292	640	3,885	(235)	-	4,290
Preferred shares cancelled April 1, 2013	(1,250,000)	(1,250)	-	-	1,250	-	-	-
Shares issued for cash at $0.007 on May 24, 2013	-	-	1,035,328	1,036	5,964	-	-	7,000
Settlement of stock subscription receivable	-	-	-	-	-	235	-	235
Shares issued for cash at $0.006 on August 7, 2013	-	-	395,644	396	2,104	-	-	2,500
Shares issued for cash at $0.006 on September 10, 2013	-	-	166,940	166	834	-	-	1,000
Net income for the nine months ended September 30, 2013	-	-	-	-	-	-	(4,177)	(4,177)
Balance at September 30, 2013 (unaudited)	-	$-	16,388,310	$16,388	$58,750	$-	$(103,345)	$(28,207)

The accompanying notes are an integral part of these consolidated financial statements.

Classic Rules Judo Championships, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2013

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

NOTE B – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has minimal revenues since inception, has a deficit accumulated during the development stage of $103,345, and has experienced negative cash flows from operations. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements as of September 30, 2013, and for the three and nine month periods ended September 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. They should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2012. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of September 30, 2013 and the results of operations for the three and nine month periods ended September 30, 2013 and 2012 and cash flows for the nine months ended September 30, 2013 and 2012. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Classic Rules Judo Championships, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2013

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at September 30, 2013 or December 31, 2012.

Fair Value of Financial Instruments:

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 825, “Financial Instruments” (“Topic No. 825”) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Topic No. 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2013 and December 31, 2012 the carrying value of the Company’s cash, stock subscription receivable, accounts payable, accrued expenses, and advance from officer approximates fair value due to the short-term nature of these financial instruments.

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

September 30, 2013

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

Net Loss Per Common Share

The Company computes basic net loss per common share by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the year. Common equivalent shares from stock options and other common stock equivalents are excluded from the computation when their effect is anti-dilutive. There were no common stock equivalents outstanding at September 30, 2013 and December 31, 2012.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740, Income Taxes (“Topic No. 740”) which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At September 30, 2013 and December 31, 2012, the entire deferred tax asset, which arises from our net operating losses, has been fully reserved because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.

Classic Rules Judo Championships, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

The Company recognizes and measures uncertain tax positions and records tax benefits when it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties as a component of income tax expense. At September 30, 2013 and 2012 the Company did not have any unrecognized tax benefits and has not accrued any liability for the payment of tax related interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since inception.

Development Stage Enterprise

The Company is a development stage enterprise, as defined in ASC Topic No. 915 “Development Stage Entities”. To date, the Company’s planned principal operations have not fully commenced.

Subsequent Events

In accordance with Topic No. 855 “Subsequent Events” the Company evaluated subsequent events, which are events or transactions that occurred after September 30, 2013 through the date of the issuance of the accompanying consolidated financial statements.

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

Classic Rules Judo Championships, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

NOTE D – STOCKHOLDERS’ DEFICIT (Continued)

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. At September 30, 2013 there are 16,388,310 shares of common stock issued and outstanding, which includes 562,584 subscribed and fully paid for shares, which have been authorized for issuance, but have yet to be issued.

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

September 30, 2013

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

September 30, 2013

(Unaudited)

NOTE D – STOCKHOLDERS’ DEFICIT (Continued)

Common Stock (Continued)

On March 14, 2013 the Company entered into a stock subscription agreement with a company owned by the Company’s CEO, Mr. Angle, for the issuance of 640,292 shares of the Company’s common stock at $0.007 per share or $4,525. Proceeds of $4,025 have been received. The advance from officer in the amount of $500 has been applied to the amount due leaving a stock subscription receivable of $0 at September 30, 2013.

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

On September 10, 2013 the Company received $600 in payment pursuant to a stock subscription agreement with the Stamford Leaning Center (a company owned by the Company’s President) for the issuance of 100,164 shares of the Company’s common stock at $0.006 per share.

On September 10, 2013 the Company received $400 in payment pursuant to a stock subscription agreement with V. Stolere (the spouse of the Company’s President) for the issuance of 66,776 shares of the Company’s common stock at $0.006 per share.

NOTE E – INCOME TAXES

The income tax provision differs from the amount computed by applying the U.S. federal and state statutory corporate income tax rates as follows:

	Nine Months Ended
	September 30,
	2013	2012

U.S Statutory Corporate Income Tax Rate	(34.0)%	(34.0%)
State Income Tax	(7.0)%	(7.0%)
Change in Valuation Allowance on Deferred Tax Asset	41.0%	41.0%
Effective Rate	-%	-%

Classic Rules Judo Championships, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

NOTE E – INCOME TAXES (Continued)

Net deferred tax assets and liabilities consist of the following components:

	September 30,	December 31
	2013	2012
Deferred tax assets:
Net operating loss carry-forward	$42,211	$40,499
Valuation Allowance	(42,211)	(40,499)
Net Deferred tax assets	$-	$-

Based upon historical net losses and the Company being in the development stage, management believes that it is not more likely than not that the deferred tax assets will be realized and has provided a valuation allowance of 100% of the deferred tax asset. The valuation allowance increased by $1,712 and $12,200 in the nine months ended September 30, 2013 and year ended December 31, 2012, respectively.

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

September 30, 2013

(Unaudited)

NOTE F – RELATED PARTY TRANSACTIONS (Continued)

During 2012 Mr. Angle, advanced the Company $25 in cash for operating expenses. The advance had no stated terms of repayment and was non-interest bearing.

In January 2013, Mr. Angle advanced the Company $100 in cash for operating expenses. The advance had no stated terms of repayment and was non-interest bearing.

On March 14, 2013 the Company entered into a stock subscription agreement with a company owned by the Company’s CEO, Mr. Angle, for the issuance of 640,292 shares of the Company’s common stock at $0.007 per share or $4,525. Proceeds of $4,025 have been received. The advance from officer in the amount of $500 has been applied to the amount due leaving a stock subscription receivable of $0 at September 30, 2013.

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

On September 10, 2013 the Company received $600 in payment pursuant to a stock subscription agreement with the Stamford Learning Center (a company owned by the Company’s President) for the issuance of 100,164 shares of the Company’s common stock at $0.006 per share.

On September 10, 2013 the Company received $400 in payment pursuant to a stock subscription agreement with V. Stolere (the spouse of the Company’s President) for the issuance of 66,776 shares of the Company’s common stock at $0.006 per share.

In September 2013, Mr. Angle advanced the Company $40 in cash for operating expenses. The advance had no stated terms of repayment and was non-interest bearing.

Classic Rules Judo Championships, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

NOTE G – SUBSEQUENT EVENTS

In November 2013, Mr. Angle contributed to additional paid-in capital $308 in cash for operating expenses.

On November 12, 2013, the Company received $2,000 from M. Timofejeva, which is to be used for the purchase of shares of the Company’s common stock. There is no subscription agreement at this time.

On November 14, 2013, the Company received $2,700 from the Stamford Learning Center (a company owned by the Company’s President) which is to be used for the purchase of shares of the Company’s common stock. There is no subscription agreement at this time.

On December 6, 2013, the Company received $3,500 from V. Stolere (the spouse of the Company’s President) which is to be used for the purchase of shares of the Company’s common stock. There is no subscription agreement at this time.

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

Results of Operations

Comparison of the three months ended September 30, 2013 and 2012

Revenues. The Company had no revenue during the three months ended September 30, 2013 and 2012. This is because the Company has not hosted a tournament since May 2011.

Cost of Revenues. The Company had no cost of revenue for the three months ended September 30, 2013 and 2012, as the Company did not hold a tournament during the periods.

General and Administrative expenses. The Company incurred $3,848 in general and administrative expenses during the three month period ended September 30, 2013 as compared to $4,024 in general and administrative expenses for the comparable period in 2012. The increase is a result of professional fees associated with being a publicly reporting company.

Operating Loss. As a result of the Company’s general and administrative expenses, the Company incurred an operating loss of $3,848 for the three month period ended September 30, 2013, as compared with an operating loss of $4,024 for the three month period ended September 30, 2012. The increased loss is based on the increase in general and administrative expenses as explained above.

Other Income (Expense). The Company had no other income or expense during the three month periods ended September 30, 2013 or 2012.

Net Loss. The Company incurred net loss of $3,848 during the three month period ended September 30, 2013, as compared with a net loss of $4,024 for the three month period ended September 30, 2012.

Comparison of the nine months ended September 30, 2013 and 2012

Revenues. The Company had no revenue during the nine months ended September 30, 2013 and 2012. This is because the Company has not hosted a tournament since May 2011.

Cost of Revenues. The Company had no cost of revenue for the nine months ended September 30, 2013, as the Company did not hold a tournament in the period, as compared to a negative $610 in costs for the nine months ended September 30, 2012. The negative $610 in costs is the result of a reduction in the cost of awards, which were recorded at December 31, 2011.

General and Administrative expenses. The Company incurred $16,727 in general and administrative expenses during the nine month period ended September 30, 2013 as compared to $19,436 in general and administrative expenses for the comparable period in 2012. The decrease is a result of stock transfer agent fees as the Company changed stock transfer agents in the nine month period ended September 30, 2012 and had to pay on the remainder of the terminated agreement as well as a penalty to cancel the agreement with the original stock transfer agents.

Operating Loss. As a result of the Company’s general and administrative expenses, the Company incurred an operating loss of $16,727 for the nine month period ended September 30, 2013, as compared with an operating loss of $18,826 for the nine month period ended September 30, 2012. The decreased loss is based on the decrease in general and administrative expenses as explained above.

Other Income (Expenses). The Company had no imputed interest expense during the nine month period ended September 30, 2013, as compared with $57 of imputed interest expense on a convertible loan for the nine month period ended September 30, 2012. On February 8, 2012 the holder of the convertible loan exercised his conversion right and converted the loan into 590,293 newly issued shares of common stock.

The Company has recorded income related to the forgiveness of accounts payable of $12,550 during the nine month period ended September 30, 2013, as compared with no forgiveness of accounts payable for the three month period ended September 30, 2012.

Net Loss. The Company incurred a net loss of $4,177 during the nine month period ended September 30, 2013, as compared with a net loss of $18,883 for the nine month period ended September 30, 2012.

Liquidity and Capital Resources

At September 30, 2013, the Company had a working capital deficit of $28,207.

Cash Flows

Net Cash used in operating activities amounted to $14,727 and $15,279 for the nine months ended September 30, 2013 and 2012, respectively. The change was primarily from the net loss for the nine months ended September 30, 2013 in the amount of $4,177, less the forgiveness of accounts payable of $12,550 and an increase in accounts payable and accrued expenses of $2,000.

Net cash provided by financing activities amounted to $14,725 and $15,310 for the nine months ended September 30, 2013 and 2012, respectively. In the nine months ended September 30, 2013, the Company received proceeds of $14,525 from the issuance of common stock, as compared to $15,300 for the nine months ended September 30, 2012.

The Company had no revenues from tournaments during the nine months ended September 30, 2013 and also no revenue during the comparable period in 2012, as the Company did not hold a tournament. As of September 30, 2013, the Company was primarily relying on its corporate officer, director, and outside investors for the funding needed for the implementation of its business plan. The Company’s management is currently looking for the capital needed to complete its corporate objectives. The Company cannot predict the extent to which its liquidity and capital resources will be available prior to executing its business plan or whether it will have sufficient capital to fund typical operating expenses.

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

Management's Assessment of Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Quarterly Report on Form 10-Q. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

●

Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2013, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of September 30, 2013, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at September 30, 2013:

●

As of September 30, 2013, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

●

As of September 30, 2013, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to current requirements of GAAP and SEC disclosure requirements.

●	As of September 30, 2013, there was a lack of segregation of duties, in that we had only one person performing all accounting-related duties.

●	As of September 30, 2013, there were no independent directors and no independent audit committee.

As a result of the material weaknesses described above, management has concluded that, as of September 30, 2013, the Company’s internal control over financial reporting involving the preparation and reporting of our financial statements presented in conformity with GAAP, were not effective.

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

On September 10, 2013 the Company received $600 in payment pursuant to a stock subscription agreement with the Stamford Learning Center (a company owned by the Company’s President) for the issuance of 100,164 shares of the Company’s common stock at $0.006 per share.

On September 10, 2013 the Company received $400 in payment pursuant to a stock subscription agreement with V. Stolere (the spouse of the Company’s President) for the issuance of 66,776 shares of the Company’s common stock at $0.006 per share.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

N/A

Item 5.         Other Information

None.

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

Dated: December 12, 2013	Classic Rules Judo Championships, Inc.

By: /s/ Chris Angle
Chris Angle, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer