Form 10-Q/A
period 2013-09-30
Classic Rules Judo Championships, Inc.
filed 2013-12-16
CIK 1445831

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

Explanatory Note

Classic Rules Judo Championships, Inc. (the “Company”) is filing this Amendment No.  on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q/A for the period ended September 30, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission on May 20, 2013 (the “Original Filing Date”), solely to furnish Amended Exhibit 101 to the Form 10-Q/A in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q/A, formatted in XBRL (eXtensible Business Reporting Language):

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

None

Item 6.	Exhibits

Exhibit	21.1	Direct and Indirect subsidiaries of Classic Rules Judo Championships, Inc.

Exhibit	31.1	Certification of the Principal Executive Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit	31.2	Certification of the Principal Financial Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit	32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit	32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 16, 2013	Classic Rules Judo Championships, Inc.

By: /s/ Chris Angle
Chris Angle, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer

EXHIBIT INDEX

21.1	Direct and Indirect subsidiaries of Classic Rules Judo Championships, Inc.

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENTS
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

4