Form 10-K
period 2013-12-31
Classic Rules Judo Championships, Inc.
filed 2014-04-15
CIK 1445831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission file number 333-167451

CLASSIC RULES JUDO CHAMPIONSHIPS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8424623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6204 Beaver Run
Jamesville, NY	13078
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code (315) 451-4889

100 Research Drive, Suite 16 Stamford ,CT 06906
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

[ ] Yes     [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     [ ] Yes     [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X] Yes     [ ] No

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 18,591,466 as of April 14 , 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None

CLASSIC RULES JUDO CHAMPIONSHIPS, INC.

FORM 10-K

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	27

	PART IV	27

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	27

	SIGNATURES	28

EXHIBIT 31	SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

EXHIBIT 32	SECTION 906 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

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

History

Blue Ribbon Pyrocool, Inc. was incorporated on the 16th day of November 2005 as a wholly owned subsidiary of Puritan Financial Group, Inc. (which was formerly Blue Ribbon International, Inc.) On March 24, 2008 a special meeting of the Shareholders of Puritan Financial Group, Inc. was held.  A quorum representing 90.2% of the issued common shares were present and the Broad of Directors stated that a special meeting of the Board of Directors held earlier that day approved the spinout of Blue Ribbon Pyrocool, Inc.

March 26, 2008 was also set as the record date to establish those Blue Ribbon shareholders who are eligible to participate in the distribution.  Classic Rules did not issue shares to anyone other than our stockholders as of March 26, 2008. The special meeting of shareholders was held as scheduled and the distribution was approved by unanimous vote of Blue Ribbon shares represented at the meeting which consisted of approximately 90.2% of the then outstanding stock of Blue Ribbon.

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

Classic Rules World Judo Championships, Inc., a wholly owned subsidiary of the Company was incorporated pursuant to the laws of the State of Connecticut on August 13, 2008. The subsidiary was incorporated to act as the accounting and administrative arm of the tournament, named “ Classic Rules World Judo Championships” which held its first tournament on March 21, 2010 in New Rochelle, New York. The second tournament was held on May 7, 2011. The Company did not host a tournament during 2012 or 2013.

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

Expenses for the first contest were $500 for Trophies, $150 for Facilities Rental, $350 for the Facilities Custodial, $100 for Advertising, $150 for Supplies and $200 for Transportation of Tournament mats totaling $1,450.

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

In the judo contest world, the results for the attendance at both of the Classic Rules tournaments would be considered small. We cannot predict if the Classic Rules type of tournament will become successful and attract athletes to a greater extent.

The Company did not host a Classic Rules tournament during 2012 or 2013.

Background Information of the Business Plan

The evolution of the extent to establish The Classic Rules Judo Championship series is the following:

Preliminary Background Information

The idea that there exists an opportunity to develop new tournaments in the sport of judo comes in part from the observation of the progress of the Mixed Martial Arts Industry.  It occurred to the originator of the idea, our former director and CEO, Chris Angle, that there exists a niche in the sport of judo world whereby a new type of tournament could be developed.

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

Thus, it was resolved by the Board of Directors and, subsequently, by a special meeting of the stockholders of Blue Ribbon to do a reverse 10 to 1 split reducing the number of outstanding shares to 1,044,925 and adding 127 shares for rounding up which resulted in 1,045,052 shares. The board, then, on July 15, 2008 changed the Company’s name to Classic Rules Judo Championships, Inc., and issued 8,705,084 shares of Blue Ribbon to the four founders making the total outstanding 9,750,136 shares. Subsequently, through a private placement memorandum, the Company sold 825,826 shares to an investor (G. Komarica) on March 29, 2010 and 185,079 shares to Chris Angle, the former president of the Company, on August 18, 2010. On March 17, 2011, the Company sold 161,415 shares to V. Stolere (investor and wife of C. Angle). On March 25, 2011, the Company sold 109,224 shares to an investor, G. Komarica. On November 15, 2011, the Company sold 430,107 common shares to K. Shilleh. On November 21, 2011, the Company sold 134,408 common shares to G. Komarica.

On February 8, 2012 the Company sold 105,305 shares of common stock at $0.009 per share to an investor under a stock subscription agreement and received proceeds of $900.

On February 8, 2012, the Company sold 104,366 shares of common stock at $0.009 per share to the spouse of its former president under a stock subscription agreement and received proceeds of $900.

On February 8, 2012 the holder of the converted loan converted his $5,000 loan into 590,293 newly issued shares of common stock in the Company at $0.008 per share.

On February 14, 2012 the Company sold 315,018 shares of common stock at $0.008 per share to an investor under a stock subscription agreement and received proceeds of $2,500.

On February 14, 2012 the Company sold 307,271 shares of common stock at $0.008 per share to the spouse of its former president under a stock subscription agreement and received proceeds of $2,500.

On March 17, 2012, the Company sold 361,398 shares of common stock at $0.008 per share to two investors under stock subscription agreements and received proceeds of $2,750.

On March 17, 2012, the Company sold 226,025 shares of common stock at $0.008 per share to the spouse of its former president under a stock subscription agreement and received proceeds of $1,750.

On August 9, 2012, the Company sold 204,088 shares of common stock at $0.007 per share to the spouse of its former president under a stock subscription agreement and received proceeds of $1,500.

On August 9, 2012, the Company sold 340,147 shares of common stock at $0.007 per share to two investors under stock subscription agreements and received proceeds of $2,500.

On March 14, 2013 the Company entered into a stock subscription agreement with a company owned by the Company’s former CEO, Mr. Angle, for the issuance of 640,292 shares of the Company’s common stock at $0.007 per share or $4,525. Proceeds of $4,025 have been received. The advance from officer in the amount of $500 has been applied to the amount due leaving a stock subscription receivable of $0 at December 31, 2013.

On May 24, 2013 the Company entered into a stock subscription agreement with a company owned by Mr. Angle, the Company’s former CEO, for the issuance of 1,035,328 shares of the Company’s common stock at $0.007 per share or $7,000.

On August 7, 2013 the Company received $1,250 in payment pursuant to a stock subscription agreement with M. Timofejeva for the issuance of 197,822 shares of the Company’s common stock at $0.006 per share.

On August 7, 2013 the Company received $1,250 in payment pursuant to a stock subscription agreement with V. Stolere (the spouse of the Company’s former President) for the issuance of 197,822 shares of the Company’s common stock at $0.006 per share.

On September 10, 2013, the Company received $600 in payment pursuant to a stock subscription agreement with Stamford Learning Center (a company owned by the Company’s Former President) for the issuance of 100,164 shares of the Company’s common stock at $0.006 per share.

On September 10, 2013, the Company received $400 in payment pursuant to a stock subscription agreement with V. Stolere (the spouse of the Company’s former President) for the issuance of 66,776 shares of the Company’s common stock at $0.006 per share.

On November 12, 2013 the Company received $2,000 in payment pursuant to a stock subscription agreement with M. Timofejeva for the issuance of 327,766 shares of the Company's common stock at $0.006 per share.

On November 14, 2013 the Company sold 451,334 shares of common stock at $0.006 per share to a company owned by the Company's former President under a stock subscription agreement and received $2,700.

On November 14, 2013 the Company sold 51,502 shares of common stock at $0.006 per share to the Company's former President under a stock subscription agreement and received $300.

On December 6, 2013 the Company sold 602,662 shares of common stock at $0.006 per share to the spouse of its former President under a stock subscription agreement and received $3,500.

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

Part 2 - Judo as a Competitive Sport

Judo is an Olympic sport and its first appearance in the Olympics was in 1964. Furthermore, there is a world judo championships sanctioned by the International Judo Federation (“IJF,” http://www.intjudo.eu) which dates back to the late 1950's.

In a judo contest the contestant's objective is to out-score his opponent and there are several ways by which a contestant can accomplish this. The primary way to out-score the opponent is to score a full point which is known as an "ippon" and when attained, the match ends. (The word "ippon" is derived from the Japanese language and means "one point.")

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

Further, pursuant to our scoring the opponent, the referee may also award the score of "yuko" which means "effect" in the Japanese language. Although this is a positive award and it can win a match, it does not have a numerical aspect to it. Therefrom, a participant can accumulate any number of yuko scores but they will not add up to a waza-ari (half point). Thus, if one opponent accumulates more yukos than the other, the contest will cease at the end of regulation time (which varies from tournament to tournament). The referee awards a yuko when there is significant force and speed of the ippon throw yet it lacks the effective execution of the waza-ari or the ippon.

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

In addition to the scoring awards noted above, there are also penalties that can accrue to a player for various infractions most of which are for delay of the match and for the employment of stalling tactics against an aggressive opponent. The second most frequent penalty is for stepping out of bounds. These penalties can accumulate to the extent that a player can forfeit a match altogether. The accumulation has a parallel coincidence to the positive scoring. To summarize this, the first penalty is a "shido" (literally meaning "guidance") which is equivalent to the positive award of the koka. If another penalty is administered, it accumulates to "chui" (literally, in Japanese, "caution") which is equivalent to the yuko.  Hence, if one player has received a chui and the other has received a yuko, the match is tied.

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

However, pre-1970 tournament judo, although it beheld many spectacular throws, it had some flaws. Predominately, matches were frequently slow without action. Contestants, often times, would use stalling and excessive defensive techniques against a superior opponent to avoid being thrown hoping that they could gain an advantage somewhere in the match and receive at the end of the match the judges and referees award for the decision producing at times unexciting, dull matches.

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

Part 6 - Business Summary

The former officer of Classic Rules, Chris Angle, believes that the tendency of the IJF toward constant rule changes that deprecate the aesthetics of judo is contrary to a large portion of the judo world, and thus, seeks to create a new market for those judoka that are oriented toward the full point style of judo. To this end, Mr. Angle has created the Classic Rules Judo Championship series beginning with its Classic Rules Judo World Championships, the first two tournaments of which was performed in 2010 and 2011.

To enter the championships the contestant must first fill out an entry form and pay an entry fee to secure his spot in the tournament. The tournament will have the following characteristics: It will be held each year in the springtime; it will be an open contest allowing any entrant to participate. The cost of entry in 2014 will be $100.00.

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

In order to market and develop the product of the Company which is the tournament that it sponsored on March 21, 2010 and May 7, 2011, our former President, Mr. Angle, has put together a mailing list of several hundred judo clubs throughout the U.S.  In addition, the company has begun compiling an international email mailing list through making notation of any clubs that make their information available on the international judo websites. The Company has started to and will continue to search for international clubs email addresses to expand the list overall. The Company believes that the most effective way to market the Company’s product is to directly contact judo clubs throughout the U.S. Canada, Europe, Asia, and the rest of the world.

The list of judo clubs that Mr. Angle has compiled contains the email addresses of each club. As email is an efficient way to market with very little cost associated with it, Mr. Angle will email the tournament information three times before the tournament. The first time will be five months in advance, then again three months in advance and finally one month prior to the tournament.

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

The martial arts industry is highly competitive. Our competition in the martial arts industry includes the contests sponsored by the International Judo Federation type of Judo, Ju-Jutsu, Karate, Brazilian Jiu-Jitsu, and Tae Kwon Do. Many of our competitors have longer operating histories, greater brand recognition, broader product lines, greater financial resources, and larger advertising budgets than we do. Many of our competitors offer similar tournaments or alternatives to our tournament. We intend to rely solely on concepts and other intellectual property developed by Chris Angle, our former officer and director. There can be no assurance that we will sufficiently procure an on-line retail market and tournament for the judoka that will be available to support the tournament site and website that we offer or allow us to seek expansion in producing other tournaments such as the Classic Rules Judo Pan-American Open Championships, the Classic Rules Judo U.S. Open Championships or the Classic Rules European Open Judo Championships. There can be no assurance that we will be able to compete effectively in this marketplace.

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

The martial arts industry is highly competitive. Our competition in the martial arts industry includes not only the contests sponsored by the International Judo Federation type of Judo, but also those of Ju-Jutsu, Karate, Brazilian Jiu-Jitsu, and Tae Kwon Do. Many of our competitors have longer operating histories, greater brand recognition, broader product lines, greater financial resources, and larger advertising budgets than we do. Many of our competitors offer similar tournaments or alternatives to our tournament. We intend to rely solely on concepts and other intellectual property developed by Chris Angle, our former officer and director. There can be no assurance that we will procure sufficiently an on-line retail market and tournament for the judoka that will be available to support the tournament site and website we will offer or allow us to seek expansion in producing other tournaments such as the Classic Rules Judo Pan-American Open Championships, the Classic Rules U.S. Open Judo Championships or the Classic Rules European Open Judo Championships. There can be no assurance that we will be able to compete effectively in this marketplace.

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

Our Research and Development

We are not currently conducting any research and development activities. For all lines of websites we offer or will offer, we intend to rely on concepts and other intellectual property developed by Chris Angle our former officer and director. Mr. Angle is under no contractual obligation to the Company to continue to develop new lines of websites nor is he under any contractual obligation to assign his rights in any new lines of websites to the Company. We do not intend to use any other person other than Mr. Angle as a source for new lines of websites or designs. We intend to rely on third party service providers to continue the development of concepts developed by Mr. Angle for use by Classic Rules Judo Championships, Inc.

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

As of December 31, 2013, we had no employees other than our officer and director. We anticipate that we will not hire any employees in the next twelve months, unless we generate significant revenues.

Facilities

Our executive, administrative and operating offices are located at 6204 Beaver Run, Jamesville, NY 13078. This is also the office of our officer and director, Craig Burton, who makes this space available to the company free of charge. There is no written agreement documenting this arrangement.

We have no policies with respect to investments in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities. The mailing address of Classic Rules Judo is 6204 Beaver Run, Jamesville, NY 13078.

Risk Factors

Financial position of the Company, working capital deficit; report of independent auditors. Due to the market downturn, the Company had no revenues in the fiscal year ended December 31, 2013, as no tournaments were held. The Company, which is to be considered as a startup Company is currently developing its business of the judo championship and hopes to generate sustainable revenues through tournament entrance fees through a wider knowledge and awareness of the Classic Rules Tournament in 2014. The Company makes no assurances that the Company will generate sufficient revenues through its operations and be able to continue as a going concern.

The independent accountant’s report on the Company’s financial statements for the year ended December 31, 2013, contains an explanatory paragraph regarding the Company’s ability to continue as a going concern. See “Item 8. Financial Statements and Supplementary Data,” herein.

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

Currently, our office space is located at the office of our Chief Executive Officer, Mr. Craig Burton at 6204 Beaver Run, Jamesville, NY 13078; our telephone number is (315) 457-4889.

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

As of April 14, 2014, there were 18,591,466 shares of common stock of the Company issued and outstanding.

Dividends

It has been the policy of the Company to retain earnings, if any, to finance the development and growth of its business.

ITEM 6.	SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this report on Form 10-K, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Business" and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

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

We intend to establish and promote tournaments for the sport of classical judo and have, so far, done two tournaments, one in 2010 and one in 2011. The Company did not host a tournament in 2012 or 2013.

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

The Company did not host a tournament during 2012 or 2013.

In the judo contest world the results for the attendance at both of the Classic Rules tournaments would be considered small. We cannot predict if the Classic Rules type of tournament will become successful and attract athletes to a greater extent.

We have generated little revenues to date; we have minimal assets, and have incurred losses since inception. From November 16, 2005 (inception) through December 31, 2013 we experienced a net loss of $128,055. This net loss was attributed to the organizational expenses and professional fees. For the twelve months ended December 31, 2013 and 2012, we experienced net losses of $28,887 and $29,754, respectively. These losses are attributable to organizational expenses and professional fees. In our December 31, 2013 and 2012 year-end financial report, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.  In 2012 and 2013 the Company did not host a tournament and did not take in any revenues.

Without a further injection of cash from our officer, director, shareholders or other investors, the Company may have to close. In addition, the yearly audit and review fees are estimated to be approximately $15,500; our accounts payable and accrued expenses are approximately $45,000, and the estimated costs for the 2014 tournament is $3,000 totaling about $63,500. We expect to only take in revenue from the 2014 tournament of $7,500 leaving an expected shortfall for the coming year of $56,000.

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

Results of Operations

Comparison of the Years Ended December 31, 2013 and 2012

Revenues. The Company had no revenue during the years ended December 31, 2013 or 2012, because the Company did not host a tournament either year.

Cost of Revenues. The Company had no cost revenues of during the year ended December 31, 2013 as the Company did not hold a tournament during the year, as compared to negative $610 for the year ended December 31, 2012. The negative $610 in cost for the year ended December 31, 2012 is the result of a reduction in the cost of awards which were recorded at December 31, 2011.

General and Administrative Expenses. The Company incurred general, and administrative expenses of $41,437 during the year ended December 31, 2013 compared to $30,307 during the year ended December 31, 2012. Such increase was due primarily to the higher professional fees and stock transfer agent fees.

Operating loss. As a result of the Company's general and administrative expenses, the Company incurred an operating loss of $41,437 for the year ended December 31, 2013 as compared with $29,697 for the year ended December 31, 2012.

Other Income (Expenses). The Company had forgiveness of accounts payable of $12,550 relating to prior year audit fees, for the year ended December 31, 2013 as compared to $0 for the year ended December 31, 2012. The Company had no imputed interest expense for the year ended December 31, 2013 as compared to $57 of imputed interest on the convertible loan for the year ended December 31, 2012. On February 8, 2012, the holder of the convertible loan exercised his conversion right and converted the loan into 590,293 newly issued shares of common stock.

Net Loss. As a result, the Company incurred a net loss of $28,887 during the year ended December 31, 2013 compared to a net loss of $29,754 during the year ended December 31, 2012.

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

Liquidity and Capital Resources

At December 31, 2013, we had a working capital deficit of $44,417.

Share Issuances

On March 14, 2013 the Company entered into a stock subscription agreement with a company owned by the Company’s former CEO, Mr. Angle, for the issuance of 640,292 shares of the Company’s common stock at $0.007 per share or $4,525. Proceeds of $4,025 have been received. The advance from officer in the amount of $500 has been applied to the amount due leaving a stock subscription receivable of $0 at December 31, 2013.

On May 24, 2013 the Company entered into a stock subscription agreement with a company owned by Mr. Angle, the Company’s former CEO, for the issuance of 1,035,328 shares of the Company’s common stock at $0.007 per share or $7,000.

On August 7, 2013 the Company received $1,250 in payment pursuant to a stock subscription agreement with M. Timofejeva for the issuance of 197,822 shares of the Company’s common stock at $0.006 per share.

On August 7, 2013 the Company received $1,250 in payment pursuant to a stock subscription agreement with V. Stolere (the spouse of the Company’s former President) for the issuance of 197,822 shares of the Company’s common stock at $0.006 per share.

On September 10, 2013, the Company received $600 in payment pursuant to a stock subscription agreement with the Stamford Learning Center (a company owned by the Company’s former President) for the issuance of 100,164 shares of the Company’s common stock at $0.006 per share.

On September 10, 2013, the Company received $400 in payment pursuant to a stock subscription agreement with V. Stolere (the spouse of the Company’s former President) for the issuance of 66,776 shares of the Company’s common stock at $0.006 per share.

On November 12, 2013 the Company received $2,000 in payment pursuant to a stock subscription agreement with M. Timofejeva for the issuance of 327,766 shares of the Company's common stock at $0.006 per share.

On November 14, 2013 the Company sold 451,334 shares of common stock at $0.006 per share to a company owned by the Company's former President under a stock subscription agreement and received $2,700.

On November 14, 2013 the Company sold 51,502 shares of common stock at $0.006 per share to the Company's former President under a stock subscription agreement and received $300.

On December 6, 2013 the Company sold 602,662 shares of common stock at $0.006 per share to the spouse of its  former president under a stock subscription agreement and received $3,500.

Cash Flows

Net cash used in operating activities was $22,540 for the year ended December 31, 2013 and $15,303 for the year ended December 31, 2012. Use of cash was primarily due to the net loss which was partially offset by an increase in accounts payable and accrued expenses.

Net cash provided by financing activities was $23,233 and $15,310 for the years ended December 31, 2013 and 2012, respectively. The net cash provided by financing activities consisted primarily of proceeds from the issuance of common stock.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of

Classic Rules Judo Championships, Inc.

We have audited the accompanying consolidated balance sheets of Classic Rules Judo Championships, Inc. and Subsidiary (A Development Stage Company) as of December 31, 2013 and 2012, the related consolidated statements of operations, and cash flows for each of the years in the two-year period ended December 31, 2013, and for the period from November 16, 2005 (inception) to December 31, 2013, and the consolidated statement of stockholders’ deficit for the period from November 16, 2005 (inception) to December 31, 2013. Classic Rules Judo Championships, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Classic Rules Judo Championships, Inc. and Subsidiary (a Development Stage Company) as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013, and the period from November 16, 2005 (inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has minimal revenues, has incurred a net loss of $28,887 for the year ended December 31, 2013, has a deficit accumulated during the development stage of $128,055 at December 31, 2013, and has experienced negative cash flows from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cowan, Gunteski & Co., P.A.

April 14, 2014

Tinton Falls, NJ

Classic Rules Judo Championships, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012

ASSETS

Current Assets
Cash	$700	$7

Total Current Assets	700	7

Total Assets	$700	$7

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	33,077	30,897
Accrued expenses	11,167	8,000
Advance from officer	873	165

Total Current Liabilities	45,117	39,062

Total Liabilities	45,117	39,062

Stockholders' Deficit
Preferred stock, $0.001 par value; 50,000,000 shares authorized; -0- and 1,250,000 issued and outstanding at December 31, 2013 and 2012, respectively	-	1,250
Common stock, $0.001 par value 100,000,000 shares authorized; 17,821,574 and 14,150,106 shares issued and outstanding on December 31, 2013 and 2012, respectively	17,821	14,150
Additional paid-in capital	65,817	44,713
Stock subscription receivable	-	-
Deficit accumulated during development stage	(128,055)	(99,168)

Total Stockholders' Deficit	(44,417)	(39,055)

Total Liabilities and Stockholders' Deficit	$700	$7

The accompanying notes are an integral part of these consolidated financial statements.

Classic Rules Judo Championships, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Operations

	For The Years Ended December 31,		Period from November 16, 2005 (inception)
	2013	2012	to December 31, 2013

Revenues	$-	$-	$3,097

Operating Expenses
Cost of revenues	-	(610)	3,237
General and administrative	41,437	30,307	140,083

Total Expenses	41,437	29,697	143,320

Operating Loss	(41,437)	(29,697)	(140,223)

Other Income (Expense)
Forgiveness of accounts payable	12,550	-	12,550
Interest expense	-	(57)	(382)

Total Other Income (Expense)	12,550	(57)	12,168

Net Loss	$(28,887)	$(29,754)	$(128,055)

Net Loss per Common Share
Basic and Diluted	$-	$-	$(0.02)

Weighted Average Shares Outstanding	15,658,780	13,541,638	8,343,353

The accompanying notes are an integral part of these consolidated financial statements.

Classic Rules Judo Championships, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statement of Stockholders' Deficit

Period From November 16, 2005 (Inception) to December 31, 2013

	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Deficit Accumulated During Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Deficit
Balance at November 16, 2005 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Shares issued in spinout on November 18, 2005	1,250,000	1,250	1,045,052	1,045	(2,295)	-	-	-
Contributed capital	-	-	-	-	342	-	-	342
Net loss for the period from November 16, 2005 (Inception) to December 31, 2005	-	-	-	-	-	-	(342)	(342)

Balance at December 31, 2005	1,250,000	1,250	1,045,052	1,045	(1,953)	-	(342)	-

Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	-

Balance at December 31, 2006	1,250,000	1,250	1,045,052	1,045	(1,953)	-	(342)	-

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	-

Balance at December 31, 2007	1,250,000	1,250	1,045,052	1,045	(1,953)	-	(342)	-

Shares issued for cash at $0.001 on July 15, 2008	-	-	5,223,050	5,223	150	-	-	5,373
Shares issued as compensation at $0.001 on July 15, 2008	-	-	1,160,678	1,161	-	-	-	1,161
Shares issued for services at $0.005 on July 15, 2008	-	-	2,321,356	2,321	9,484	-	-	11,805
Contributed capital	-	-	-	-	5,526	-	-	5,526
Net loss for the year ended December 31, 2008	-	-	-	-	-	-	(22,167)	(22,167)

Balance at December 31, 2008	1,250,000	1,250	9,750,136	9,750	13,207	-	(22,509)	1,698

Contributed capital	-	-	-	-	544	-	-	544
Net loss for the year ended December 31, 2009	-	-	-	-	-	-	(8,319)	(8,319)

Balance at December 31, 2009	1,250,000	1,250	9,750,136	9,750	13,751	-	(30,828)	(6,077)

Shares issued for cash at $0.006 on March 29, 2010	-	-	825,826	826	4,174	-	-	5,000
Shares issued for cash at $0.009 on August 18, 2010	-	-	185,079	185	1,565	-	-	1,750
Contributed capital	-	-	-	-	30	-	-	30
Net loss for the year ended December 31, 2010	-	-	-	-	-	-	(16,481)	(16,481)

Balance at December 31, 2010	1,250,000	1,250	10,761,041	10,761	19,520	-	(47,309)	(15,778)

Shares issued for cash at $0.009 on March 17, 2011	-	-	161,415	162	1,338	-	-	1,500
Shares issued for cash at $0.009 on March 25, 2011	-	-	109,224	109	891	-	-	1,000
Shares issued for cash at $0.009 on November 15, 2011	-	-	430,107	430	3,570	-	-	4,000
Shares issued for cash at $0.009 on November 21, 2011	-	-	134,408	134	1,116	-	-	1,250
Services donated by referees	-	-	-	-	150	-	-	150
Imputed interest on convertible loan payable	-	-	-	-	325	-	-	325
Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(22,105)	(22,105)

Balance at December 31, 2011	1,250,000	1,250	11,596,195	11,596	26,910	-	(69,414)	(29,658)

Shares issued for cash at $0.009 on Febryuary 8, 2012	-	-	209,671	210	1,590	-	-	1,800
Shares issued for cash at $0.008 on February 8, 2012	-	-	590,293	590	4,410	-	-	5,000
Shares issued for cash at $0.008 on February 14, 2012	-	-	622,289	622	4,378	-	-	5,000
Shares issued for cash at $0.008 on March 17, 2012	-	-	587,423	588	3,912	-	-	4,500
Shares issued for cash at $0.007 on August 9, 2012	-	-	204,088	204	1,296	-	-	1,500
Shares issued for cash at $0.007 on August 9, 2012	-	-	204,088	204	1,296	-	-	1,500
Shares issued for cash at $0.007 on August 9, 2012	-	-	136,059	136	864	-	-	1,000
Imputed interest on convertible loan payable	-	-	-	-	57	-	-	57
Net loss for the year ended December 31, 2012	-	-	-	-		-	(29,754)	(29,754)

Balance at December 31, 2012	1,250,000	1,250	14,150,106	14,150	44,713	-	(99,168)	(39,055)

Shares issued for cash at $0.007 on March 14, 2013	-	-	640,292	640	3,885	(235)	-	4,290
Preferred shares cancelled April 1, 2013	(1,250,000)	(1,250)	-	-	1,250	-	-	-
Shares issued for cash at $0.007 on May 24, 2013	-	-	1,035,328	1,036	5,964	-	-	7,000
Settlement of stock subscription receivable	-	-	-	-	-	235	-	235
Shares issued for cash at $0.006 on August 7, 2013	-	-	395,644	396	2,104	-	-	2,500
Shares issued for cash at $0.006 on September 10, 2013	-	-	166,940	166	834	-	-	1,000
Shares issued for cash at $0.006 on November 12, 2013	-	-	327,766	328	1,672	-	-	2,000
Shares issued for cash at $0.006 on November 14, 2013	-	-	502,836	503	2,497	-	-	3,000
Shares issued for cash at $0.006 on December 6, 2013	-	-	602,662	602	2,898	-	-	3,500
Net loss for the year ended December 31, 2013	-	-	-	-	-	-	(28,887)	(28,887)

Balance at December 31, 2013	-	$-	17,821,574	$17,821	$65,817	$-	$(128,055)	$(44,417)

The accompanying notes are an integral part of these consolidated financial statements.

Classic Rules Judo Championships, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Cash Flows

	For the Years Ended December 31,		Period from November 16, 2005 (inception) to December 31,
	2013	2012	2013

Cash Flows from Operating Activities
Net loss	$(28,887)	$(29,754)	$(128,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	-	-	11,805
Shares issued for salaries	-	-	1,161
Expenses paid by shareholders	-	-	6,412
Forgiveness of accounts payable	(12,550)	-	(12,550)
Donated services	-	-	150
Imputed interest	-	57	382
Changes in operating assets and liabilities-
Increase in accounts payable	15,730	14,394	46,627
Increase in accrued expenses	3,167	-	11,167

Net Cash Used in Operating Activities	(22,540)	(15,303)	(62,901)

Cash Flows from Financing Activities
Bank overdraft	-	(15)	-
Proceeds from convertible loan payable	-	-	5,000
Proceeds from advance from officer	208	25	373
Cash contributions from related party	-	-	30
Proceeds from issuance of common stock	23,025	15,300	58,198

Net Cash Provided by Financing Activities	23,233	15,310	63,601

Net Increase in Cash	693	7	700

Cash, Beginning of Period	7	-	-

Cash, End of Period	$700	$7	$700

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non-cash Financing Transactions:
Conversion of convertible loan payable into common stock	$-	$5,000	$5,000
Stock subscription receivable on common stock issued	$500	$-	$500
Settlement of advance from officer with subscription receivable	$500	$-	$500
Cancellation of preferred stock into adjusted paid in capital	$1,250	$-	$1,250
Accounts payable paid directly by officer	$1,000	$-	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

Classic Rules Judo Championships, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2013

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

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has minimal revenues, has incurred a net loss of $28,887 for the year ended December 31, 2013, has a deficit accumulated during the development stage of $128,055 at December 31, 2013, has experienced negative cash flows from operations. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

December 31, 2013

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company had no cash equivalents at December 31, 2013 and 2012.

Fair Value of Financial Instruments:

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 825, “Financial Instruments” (“Topic No. 825”) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Topic No. 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2013 and 2012 the carrying value of the Company’s cash, accounts payable, accrued expense, and advance from officer approximates fair value due to the short-term nature of these financial instruments.

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

December 31, 2013

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic No. 740, Income Taxes (“Topic No. 740”) which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At December 31, 2013 and 2012, the entire deferred tax asset, which arises from our net operating losses, has been fully reserved because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.

The Company recognizes and measures uncertain tax positions and records tax benefits when it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties as a component of income tax expense. At December 31, 2013 and 2012 the Company did not have any unrecognized tax benefits and has not accrued any liability for the payment of tax related interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since inception.

Development Stage Enterprise

The Company is a development stage enterprise, as defined in ASC Topic No. 915 “Development Stage Entities.” To date, the Company’s planned principal operations have not fully commenced.

Classic Rules Judo Championships, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2013

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsequent Events

In accordance with Topic No. 855 “Subsequent Events” the Company evaluated subsequent events, which are events or transactions that occurred after December 31, 2013 through the date of the issuance of the accompanying consolidated financial statements.

Recently Issued Accounting Pronoucements

Management does not believe that any recently issued but not yet effective accounting pronoucements, if adopted, would have an effect on the accompanying consolidated financial statements.

Classic Rules Judo Championships, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2013

NOTE D – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. The Company has designated that these shares of preferred stock have five times voting capacity of the common stock but do not have any conversion or other rights or privileges. The Company does not have any additional Series of preferred stock. The Company issued 1,250,000 preferred shares to two former officers of the Company.

On April 1, 2013, the Company, Mr. Lapkin and Mr. Gruenbaum cancelled the 1,250,000 outstanding shares of preferred stock held by Mr. Lapkin and Mr. Gruenbaum, 625,000 shares held by each. No consideration was paid by the Company for the return and cancellation of the shares.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. At December 31, 2013 there are 17,821,574 shares of common stock issued and outstanding.

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

On July 15, 2008, the Company issued 1,160,678 shares of common stock to its former officer and director, Chris Angle. The shares were issued to Mr. Angle as compensation for services rendered as the officer and director of the Company. As the Company had minimal assets and operations at the date of issuance, the shares were valued at their par value of $0.001 per share and $1,161 was recorded as stock-based compensation.

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

December 31, 2013

NOTE D – STOCKHOLDERS’ DEFICIT (Continued)

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

On August 18, 2010, the Company sold 185,079 shares of common stock at $0.009 per share to its former President under a stock subscription agreement and received proceeds of $1,750.

On March 17, 2011 the Company sold 161,415 shares of common stock at $0.009 per share to the spouse of its former President under a stock subscription agreement and received proceeds of $1,500.

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

On February 8, 2012, the Company sold 104,366 shares of common stock at $0.009 per share to the spouse of its former President under a stock subscription agreement and received proceeds of $900.

On February 8, 2012 the holder of the convertible loan payable converted his $5,000 loan into 590,293 newly issued shares of common stock in the Company at $0.008 per share.

On February 14, 2012 the Company sold 315,018 shares of common stock at $0.008 per share to an investor under a stock subscription agreement and received proceeds of $2,500.

On February 14, 2012, the Company sold 307,271 shares of common stock at $0.008 per share to the spouse of its former President under a stock subscription agreement and received proceeds of $2,500.

On March 17, 2012, the Company sold 361,398 shares of common stock at $0.008 per share to two investors under stock subscription agreements and received proceeds of $2,750.

On March 17, 2012, the Company sold 226,025 shares of common stock at $0.008 per share to the spouse of its former President under a stock subscription agreement and received proceeds of $1,750.

On August 9, 2012, the Company sold 204,088 shares of common stock at $0.007 per share to the spouse of its former President under a stock subscription agreement and received proceeds of $1,500.

Classic Rules Judo Championships, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2013

NOTE D – STOCKHOLDERS’ DEFICIT (Continued)

Common Stock (Continued)

On August 9, 2012, the Company sold 340,147 shares of common stock at $0.007 per share to two investors under stock subscription agreements and received proceeds of $2,500.

On March 14, 2013 the Company entered into a stock subscription agreement with a company owned by the Company’s former CEO, Mr. Angle, for the issuance of 640,292 shares of the Company’s common stock at $0.007 per share or $4,525. Proceeds of $4,025 have been received. The advance from officer in the amount of $500 has been applied to the amount due leaving a stock subscription receivable of $0 at December 31, 2013.

On May 24, 2013 the company entered into a stock subscription agreement with a company owned by Mr. Angle, the Company’s former CEO, for the issuance of 1,035,328 shares of the Company’s common stock at $0.007 per share or $7,000.

On August 7, 2013 the Company received $1,250 in payment pursuant to a stock subscription agreement with M. Timofejeva for the issuance of 197,822 shares of the Company’s common stock at $0.006 per share.

On August 7, 2013 the Company received $1,250 in payment pursuant to a stock subscription agreement with V. Stolere (the spouse of the Company’s former President) for the issuance of 197,822 shares of the Company’s common stock at $0.006 per share.

On September 10, 2013, the Company received $600 in payment pursuant to a stock subscription agreement with the Stamford Learning Center (a company owned by the Company’s former President) for the issuance of 100,164 shares of the Company’s common stock at $0.006 per share.

On September 10, 2013, the Company received $400 in payment pursuant to a stock subscription agreement with V. Stolere (the spouse of the Company’s former President) for the issuance of 66,776 shares of the Company’s common stock at $0.006 per share.

On November 12, 2013 the Company received $2,000 in payment pursuant to a stock subscription agreement with M. Timofejeva for the issuance of 327,766 shares of the Company's common stock at $0.006 per share.

On November 14, 2013 the Company sold 451,334 shares of common stock at $0.006 per share to a company owned by the Company's former President under a stock subscription agreement and received $2,700.

On November 14, 2013 the Company sold 51,502 shares of common stock at $0.006 per share to the Company's former President under a stock subscription agreement and received $300.

On December 6, 2013 the Company sold 602,662 shares of common stock at $0.006 per share to the spouse of its former President under a stock subscription agreement and received $3,500.

NOTE E – INCOME TAXES

The income tax provision differs from the amount computed by applying the U.S. Federal and state statutory corporate income tax rates as follows:

	Years Ended December 31,
	2013	2012

U.S Statutory Corporate Income Tax Rate	(34.0)%	(34.0)%
State Income Tax	(7.0)%	(7.0%)
Change in Valuation Allowance on Deferred Tax Asset	41.0%	41.0%
Effective Rate	-%	-%

Net deferred tax assets and liabilities consist of the following components:

	December 31, 2013	December 31 2012
Deferred tax assets:
Net operating loss carry-forward	$52,342	$40,499
Valuation Allowance	(52,342)	(40,499)
Net Deferred tax assets	$-	$-

Based upon historical net losses and the Company being in the development stage, management believes that it is not more likely than not that the deferred tax assets will be realized and has provided a valuation allowance of 100% of the deferred tax asset. The valuation allowance increased by $11,843 and $12,200 in the years ended December 31, 2013 and 2012, respectively.

Classic Rules Judo Championships, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2013

NOTE E – INCOME TAXES (Continued)

The Company's net operating loss carry-forward amounting to $127,664 at December 31, 2013, expires as follows:

Year Ending December 31:	Amount

2028	$9,201
2029	8,319
2030	16,432
2031	35,071
2032	29,754
2033	28,887
Total	$127,664

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

In July 2008, Desmond Capital, Inc. invested $5,373 in the Company in return for 5,223,050 newly issued shares. The president of Desmond Capital is Mr. Chris Angle who is also the former President of the Company. Desmond Capital has two purposes: first is to provide consulting and advice to small start up companies and to invest in these companies to help bring capital for expansion. The Desmond Capital investment will be used for the on-going operations of the Company.

During 2010 Mr. Angle, the Company’s former CEO, contributed to additional paid-in capital $30 in cash for operating expenses.

During 2011 Mr. Angle, advanced the Company $140 in cash for operating expenses. The advance has no stated terms of repayment and was non-interest bearing.

During 2012 Mr. Angle, advanced the Company $25 in cash for operating expenses. The advance has no stated terms of repayment and was non-interest bearing.

In January 2013, Mr. Angle, advanced the Company $100 in cash for operating expenses. The advance had no stated terms of repayment and was non-interest bearing.

On March 14, 2013 the Company entered into a stock subscription agreement with a company owned the Company’s former CEO, Mr. Angle, for the issuance of 640,292 shares of the Company’s common stock at $0.007 per share or $4,525. Proceeds of $4,025 have been received. The advance from officer in the amount of $500 has been applied to the amount due leaving a stock subscription receivable of $0 at December 31, 2013.

In March 2013, the $265 advance to the Company by Mr. Angle was used by Mr. Angle as partial payment on a stock subscription entered into by a company owned by Mr. Angle.

In April 2013, Mr. Angle, the Company’s former CEO, made a payment of $1,000 on behalf of the Company in payment of accounts payable.

In May 2013, the Company entered into a stock subscription agreement with a company owned by Mr. Angle, the Company’s former CEO, for the issuance of 1,035,328 shares of the Company’s common stock at $0.007 per share or $7,000.

In June 2013, Mr. Angle advanced the Company $60 in cash for operating expenses. The advance has no stated terms of repayment and was non-interest bearing.

In June 2013, $235 of the advance from officer was used as payment on the stock subscription receivable.

On August 7, 2013, the Company received $1,250 in payment pursuant to a stock subscription agreement with V. Stolere (the spouse of the Company’s former President) for the issuance of 197,822 shares of the Company’s common stock at $0.006 per share.

On September 10, 2013 the Company received $600 in payment pursuant to a stock subscription agreement with Stamford Learning Center (a company owned by the Company’s former President) for the issuance of 100,164 shares of the Company’s common stock at $0.006 per share.

On September 10, 2013 the Company received $400 in payment pursuant to a stock subscription agreement with V. Stolere (the spouse of the Company’s former President) for the issuance of 66,776 shares of the Company’s common stock at $0.006 per share.

In September 2013, Mr. Angle advanced the Company $40 in cash for operating expenses. The advance has no stated terms of repayment and was non-interest bearing

In November 2013, Mr. Angle advanced the Company $8 in cash for operating expenses. The advance has no stated terms of repayment and was non-interest bearing.

On November 14, 2013 the Company sold 451,334 shares of common stock at $0.006 per share to a company owned by the Company's former President under a stock subscription agreement and received $2,700.

On November 14, 2013 the Company sold 51,502 shares of common stock at $0.006 per share to the Company's former President under a stock subscription agreement and received $300.

On December 6, 2013 the Company sold 602,662 shares of common stock at $0.006 per share to the spouse of its former President under a stock subscription agreement and received $3,500.

NOTE G – SUBSEQUENT EVENTS

On January 7, 2014, the Company entered into a stock subscription agreement with a company owned by Mr. Angle, the Company’s former CEO, for the issuance of 769,892 shares of the Company’s common stock at $0.006 per share or $4,320.

On March 6, 2014, a Letter of Intent was entered into between the restricted shareholders of the Company in a private transaction with Procap Funding, Inc. for $200,000. Although the transaction has not offically closed, on April 8, 2014, all the directors resigned as well as the sole officer of the Company and a new director and chief executive officer was appointed.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2013, the Company had material weaknesses in its internal control over financial reporting. Specifically management identified the following material weaknesses at December 31, 2013:

●

As of December 31, 2013, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

●

As of December 31, 2013, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

●	As of December 31, 2013, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

●	As of December 31, 2013, there were no independent directors and no independent audit committee.

As a result of the material weakness described above, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting, involving the preparation and reporting of our financial statements presented in conformity with GAAP, were not effective.

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

On July 15, 2008 Mr. Angle, through his investment partnership, Desmond Capital, had agreed to invest an initial amount to fund the first year proposed budget of $5,373, for which it received 5,223,050 shares of common stock.

On July 15, 2008 Mr. Nathan Lapkin and Mr. Jerry Gruenbaum, Esq. agreed to use their respective background and experience to file a registration statement for the Company. Mr. Lapkin with his finance and accounting experience and Mr. Gruenbaum with his general counsel and public company compliance experience, each received 1,160,678 common shares and resigned all their positions as officers and directors of the Company.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors hold office until the annual meeting of shareholders next held after their election. Our officers and directors are as follows:

Name	Age	With Company Since	Director/Position

Craig Burton (1)	52	04/2014	Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Sole Director
Chris Angle (2)	62	07/2008	Former Chief Executive Officer, Chairman of the Board of Directors

(1) Craig Burton –  President, CEO, CFO, Secretary and Sole Director

Craig H. Burton attended University of South Carolina-Coastal and was a duly licensed Real Estate agent in the State of New York. Craig has run a communcations business the last 5 years. He is in charge of all company matters at P Laser Company.

(2) Mr. Chris Angle – President, Chief Executive Officer, Chief Financial Officer, Secretary, and Chairman of the Board of Directors resigned on April 8, 2014.

Mr. Chris Angle was appointed to his position in May 2008. His educational background includes attending from 1967 to 1971 the University of Michigan where he obtained a B.A. in Biological Anthropology, and from 1975 to 1977, he was a student in Tokyo, Japan, at the Japan Missionary Language Institute.

An outline of Mr. Angle’s business history is as follows:

●	1979 to 1981: He worked for Dai Nippon Printing Co. in the machinery sales department.
●	1982 to 1984: Worked for East Coast Management Corp. as a market researcher for Japanese importers/exporters and investors in the U.S.

●	1984 to 1997: Worked for Corona USA Corporation as the national sales manager. Corona is a manufacturer of kerosene heating and air conditioning products.
●	1998 to 1999: Was a MetLife insurance salesman

●	1999 to 2000: Was in the Paine Webber Financial Advisor Training Program
●	2001 to 2005: Gemini Financial as a Financial Advisor

●	2005 to 2007: Owner of L.A. Limousine of Greenwich
●	2008 to 9/2011: First Union Securities, Inc as a Registered Representative

●	2009 to Present: Editor of the RITE Report (http://www.stock-market-direction.net)

His judo background and history includes:

●	2000 to Present: Coach of Stamford Judo, Stamford, CT (www.stamfordjudo.us):
●	2010: Coach Angle received 6th Dan Rank Certification from the USJF.

●	Chris Angle competed in over 80 local, regional, national, and international judo tournaments throughout the 70’s and 80’s.

Mr. Angle did not devote all of his time to our operations. He was involved in other activities. Mr. Angle devoted approximately 1 hour per week to company matters.

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

The following table provides summary information for the fiscal years ended December 31, 2013 and 2012 concerning cash and non-cash compensation paid or accrued by us for our executive officers in excess of $60,000.

Name/ Position	Year	Salary	Bonus	Stock	Other	Total
Chris Angle	2013	$0	$0	$0	$0	$0
Chief Executive Officer	2012	$0	$0	$0	$0	$0
Nathan Lapkin	2013	$0	$0	$0	$0	$0
Director

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

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2013. The information in this table provides the ownership information for:

●	each person known by us to be the beneficial owner of more than 5% of our common stock;
●	each of our directors;

●	each of our executive officers; and
●	our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Title of Class	Name and Address	Number of Shares		Percent of Class
		Preferred	Common	Preferred	Common

Common Stock	Chris Angle (1)(2)(3)(4) 100 Research Drive, Suite 16 Stamford, CT 06906		6,539,412		37%

Common Stock	Desmond Capital 7065 W. Ann Road #130-448 Las Vegas, NV 89130		5,223,050		29%

Common Stock	Goran Komarica 44 Fairview Avenue Glen Rock, NJ 07452		1,336,934		8%

Common Stock	Marina Timofejeva 174 Gerdes Road New Canaan, CT 06840		1,379,980		8%

Common Stock	Nathan Lapkin 116 Court Street, Suite 707 New Haven, CT 06511		1,160,678		7%

Common Stock	Jerry Gruenbaum, Esq. 116 Court Street, Suite 707 New Haven, CT 06511		1,160,678		7%

	Officers and Directors as a group (one person)(1)(2)(3)(4)		7,700,090		43%

(1)

Mr. Angles’ share ownership consists of a total 6,539,412 shares of common stock, 1,397,259 held personally, 1,870,425 held by V. Stolere (Mr. Angle's spouse), and 1,044,610 shares of common stock held by Desmond Capital., of which Mr. Angle is a 20% owner, and 2,227,118 shares of common stock held by Stamford Learning Center, of which Mr. Angle is 100% owner.

(2)

No director, named executive officer, or persons owning 5% our more of Classic Rules Judo Championships' stock has any rights to acquire any shares from options, warrants, rights, conversion privileges or similar obligations.

(3)	20% of the shares of Desmond Capital, Inc. are held by Chris Angle. The remaining shares are held by H. Nishiyama, N. Negishi, and C. Yamamoto.

(4)	Mr. Angle is the sole officer and a director of the Company at December 31, 2013. Shares include shares owned by V. Stolere, his wife.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since January 1, 2013, we have had no reportable transactions with related parties and none are currently proposed.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2013 and 2012 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

FIRM	FISCAL YEAR 2013	FISCAL YEAR 2012

(i), (ii) Audit Related Fees:

Cowan, Gunteski & Co, P.A.	$22,100	$8,000

Meyler & Company, LLC	$-	$9,575

(iii) Tax Fees	$-

(iv) All Other Fees	$-	$-

TOTAL FEES	$22,100	$17,575

The Company’s board of directors, acting as our audit committee pre-approved each engagement of our independent registered public accounting firm.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)     Exhibits:

Exhibit Number	Document Description

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

14.1	Code of Ethics, incorporated by reference from the Company’s Form S-1 filed with the Securities and Exchange Commission on June 11, 2010.

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Classic Rules Judo Championships, Inc.
(Registrant)

April 14, 2014	By: /s/ Craig Burton
Craig Burton, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer