Form 10-Q
period 2014-03-31
Classic Rules Judo Championships, Inc.
filed 2014-05-20
CIK 1445831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,922,426 shares of common stock as of May 20, 2014.

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

Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in our 2013 Annual Report on Form 10-K and other filings with the SEC.

PART I

ITEM 1     FINANCIAL STATEMENTS

CLASSIC RULES JUDO CHAMPIONSHIPS, INC. AND SUBSIDIARY

FINANCIAL STATEMENTS

March 31, 2014

CONTENTS

Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	Page 5

Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 and for the period from November 16, 2005 (inception) to March 31, 2014 (unaudited)	6

Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and for the period from November 16, 2005 (inception) to March 31, 2014 (unaudited)	7

Consolidated Statement of Stockholders’ Deficit for the period from November 16, 2005 (inception) to March 31, 2014 (unaudited)	8

Notes to Consolidated Financial Statements (unaudited)	9

Classic Rules Judo Championships, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash	$-	$700
Total current assets	-	700

Total assets	$-	$700

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$4	$-
Accounts payable and accrued liabilities	47,728	44,244
Advance from officer	873	873
Total current liabilities	48,605	45,117

Stockholders' deficit
Preferred stock; $0.001 par value; 50,000,000 shares authorized; -0- issued and outstanding at March 31, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.001 par value 100,000,000 shares authorized; 18,922,426 and 17,821,574 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	18,922	17,821
Additional paid-in capital	69,036	65,817
Deficit accumulated during the development stage	(136,563)	(128,055)
Total stockholders' deficit	(48,605)	(44,417)

Total liabilities and stockholders' deficit	$-	$700

The accompanying notes are an integral part of these consolidated financial statements.

Classic Rules Judo Championships, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,		Period from November 16, 2005 (Inception) to
	2014	2013	March 31, 2014
Revenue	$-	$-	$3,097

Operating expenses
Cost of revenue	-	-	3,237
General and administrative	8,508	2,574	148,591
Total operating expenses	8,508	2,574	151,828

Loss from operations	(8,508)	(2,574)	(148,731)

Other income (expense)
Forgiveness of accounts payable	-	12,550	12,550
Interest expense	-	-	(382)
Total other income (expense)	-	12,550	12,168

Net income (loss)	$(8,508)	$9,976	$(136,563)

Basic and diluted net income (loss) per common share	$(0.00)	$0.00	$(0.02)

Weighted average shares outstanding	18,871,100	14,278,164	8,653,398

The accompanying notes are an integral part of these consolidated financial statements.

Classic Rules Judo Championships, Inc. and Subsidiary

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,		Period from November 16, 2005 (Inception) to
	2014	2013	March 31, 2014
Cash flows from operating activities
Net income (loss)	$(8,508)	$9,976	$(136,563)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Shares issued for services	-	-	11,805
Shares issued for salaries	-	-	1,161
Expenses paid by shareholders	-	-	6,412
Forgiveness of accounts payable	-	(12,550)	(12,550)
Donated services	-	-	150
Imputed interest	-	-	382
Changes in operating liabilities:
Increase (decrease) in accounts payable and accrued liabilities	3,484	(1,500)	61,278
Net cash used in operating activities	(5,024)	(4,074)	(67,925)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from bank overdraft	4	-	4
Proceeds from convertible note payable	-	-	5,000
Proceeds from advance from officer	-	100	373
Cash contributions from related party	-	-	30
Proceeds from issuance of common stock	4,320	4,025	62,518
Net cash provided by financing activities	4,324	4,125	67,925

Net change in cash	(700)	51	-
Cash at beginning of period	700	7	-
Cash at end of period	$-	$58	$-

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental disclosure of non-cash financing activities:
Conversion of convertible note payable to common stock	$-	$-	$5,000
Stock subscription receivable on common stock issued	$-	$500	$500
Settlement of advance from officer with subscription receivable	$-	$265	$500
Cancelation of preferred stock into additional paid in capital	$-	$-	$1,250
Accounts payable paid directly by officer	$-	$-	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

Classic Rules Judo Championships, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statement of Stockholders' Deficit

Period From November 16, 2005 (Inception) to March 31, 2014

(Unaudited)

	Preferred Stock		Common Stock		Additional	Stock	Deficit Accumulated During the	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Subscription Receivable	Development Stage	Stockholders' Deficit
Balance at November 16, 2005 (Inception)	-	$-	-	$-	$-	$-	$-	$-
Shares issued in spinout on November 18, 2005	1,250,000	1,250	1,045,052	1,045	(2,295)	-	-	-
Contributed capital	-	-	-	-	342	-	-	342
Net loss for the period from November 16, 2005 (Inception) to December 31, 2005	-	-	-	-	-	-	(342)	(342)
Balance at December 31, 2005	1,250,000	1,250	1,045,052	1,045	(1,953)	-	(342)	-

Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	-
Balance at December 31, 2006	1,250,000	1,250	1,045,052	1,045	(1,953)	-	(342)	-

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	-
Balance at December 31, 2007	1,250,000	1,250	1,045,052	1,045	(1,953)	-	(342)	-

Shares issued for cash at $0.001 on July 15, 2008	-	-	5,223,050	5,223	150	-	-	5,373
Shares issued as compensation at $0.001 on July 15, 2008	-	-	1,160,678	1,161	-	-	-	1,161
Shares issued for services at $0.005 on July 15, 2008	-	-	2,321,356	2,321	9,484	-	-	11,805
Contributed capital	-	-	-	-	5,526	-	-	5,526
Net loss for the year ended December 31, 2008	-	-	-	-	-	-	(22,167)	(22,167)
Balance at December 31, 2008	1,250,000	1,250	9,750,136	9,750	13,207	-	(22,509)	1,698

Contributed capital	-	-	-	-	544	-	-	544
Net loss for the year ended December 31, 2009	-	-	-	-	-	-	(8,319)	(8,319)
Balance at December 31, 2009	1,250,000	1,250	9,750,136	9,750	13,751	-	(30,828)	(6,077)

Shares issued for cash at $0.006 on March 29, 2010	-	-	825,826	826	4,174	-	-	5,000
Shares issued for cash at $0.009 on August 18, 2010	-	-	185,079	185	1,565	-	-	1,750
Contributed capital	-	-	-	-	30	-	-	30
Net loss for the year ended December 31, 2010	-	-	-	-	-	-	(16,481)	(16,481)
Balance at December 31, 2010	1,250,000	1,250	10,761,041	10,761	19,520	-	(47,309)	(15,778)

Shares issued for cash at $0.009 on March 17, 2011	-	-	161,415	162	1,338	-	-	1,500
Shares issued for cash at $0.009 on March 25, 2011	-	-	109,224	109	891	-	-	1,000
Shares issued for cash at $0.009 on November 15, 2011	-	-	430,107	430	3,570	-	-	4,000
Shares issued for cash at $0.009 on November 21, 2011	-	-	134,408	134	1,116	-	-	1,250
Services donated by referees	-	-	-	-	150	-	-	150
Imputed interest on convertible loan payable	-	-	-	-	325	-	-	325
Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(22,105)	(22,105)
Balance at December 31, 2011	1,250,000	1,250	11,596,195	11,596	26,910	-	(69,414)	(29,658)
						-
Shares issued for cash at $0.009 on February 8, 2012	-	-	209,671	210	1,590	-	-	1,800
Shares issued for cash at $0.008 on February 8, 2012	-	-	590,293	590	4,410	-	-	5,000
Shares issued for cash at $0.008 on February 14, 2012	-	-	622,289	622	4,378	-	-	5,000
Shares issued for cash at $0.008 on March 17, 2012	-	-	587,423	588	3,912	-	-	4,500
Shares issued for cash at $0.007 on August 9, 2012	-	-	204,088	204	1,296	-	-	1,500
Shares issued for cash at $0.007 on August 9, 2012	-	-	204,088	204	1,296	-	-	1,500
Shares issued for cash at $0.007 on August 9, 2012	-	-	136,059	136	864	-	-	1,000
Imputed interest on convertible loan payable	-	-	-	-	57	-	-	57
Net loss for the year ended December 31, 2012	-	-	-	-	-	-	(29,754)	(29,754)
Balance at December 31, 2012	1,250,000	1,250	14,150,106	14,150	44,713	-	(99,168)	(39,055)

Shares issued for cash at $0.007 on March 14, 2013	-	-	640,292	640	3,885	(235)	-	4,290
Preferred shares cancelled April 1, 2013	(1,250,000)	(1,250)	-	-	1,250	-	-	-
Shares issued for cash at $0.007 on May 24, 2013	-	-	1,035,328	1,036	5,964	-	-	7,000
Settlement of stock subscription receivable	-	-	-	-	-	235	-	235
Shares issued for cash at $0.006 on August 7, 2013	-	-	395,644	396	2,104	-	-	2,500
Shares issued for cash at $0.006 on September 10, 2013	-	-	166,940	166	834	-	-	1,000
Shares issued for cash at $0.006 on November 12, 2013	-	-	327,766	328	1,672	-	-	2,000
Shares issued for cash at $0.006 on November 14, 2013	-	-	502,836	503	2,497	-	-	3,000
Shares issued for cash at $0.006 on December 6, 2013	-	-	602,662	602	2,898	-	-	3,500
Net loss for the year ended December 31, 2013	-	-	-	-	-	-	(28,887)	(28,887)
Balance at December 31, 2013	-	-	17,821,574	17,821	65,817	-	(128,055)	(44,417)
		-
Share adjustment	-	-	330,960	331	(331)	-	-	-
Shares issued for cash at $0.006 on January 7, 2014	-	-	769,892	770	3,550	-	-	4,320
Net loss for the three months ended March 31, 2014	-	-	-	-	-	-	(8,508)	(8,508)
Balance at March 31, 2014	-	$-	18,922,426	$18,922	$69,036	$-	$(136,563)	$(48,605)

The accompanying notes are an integral part of these consolidated financial statements.

Classic Rules Judo Championships, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2014

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

NOTE B – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has minimal revenues since inception, has a deficit accumulated during the development stage of $136,563, and has experienced negative cash flows from operations. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements as of March 31, 2014, and for the three months ended March 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. They should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2013. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of March 31, 2014 and the results of operations for the three months ended March 31, 2014 and 2013 and cash flows for the three months ended March 31, 2014 and 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

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

March 31, 2014

(Unaudited)

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at March 31, 2014 or December 31, 2013.

Fair Value of Financial Instruments:

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 825, “Financial Instruments” (“Topic No. 825”) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Topic No. 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2014 and December 31, 2013 the carrying value of the Company’s cash, bank overdraft, accounts payable and accrued liabilities and advance from officer approximates fair value due to the short-term nature of these financial instruments.

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

Net Income (Loss) Per Common Share

The Company computes basic net loss per common share by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the year. Common equivalent shares from stock options and other common stock equivalents are excluded from the computation when their effect is anti-dilutive. There were no common stock equivalents outstanding at March 31, 2014 or December 31, 2013.

Classic Rules Judo Championships, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740, Income Taxes (“Topic No. 740”) which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At March 31, 2014 and December 31, 2013, the entire deferred tax asset, which arises from our net operating losses, has been fully reserved because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.

The Company recognizes and measures uncertain tax positions and records tax benefits when it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties as a component of income tax expense. At March 31, 2014 and 2013 the Company did not have any unrecognized tax benefits and has not accrued any liability for the payment of tax related interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since inception.

Development Stage Enterprise

The Company is a development stage enterprise, as defined in ASC Topic No. 915 “Development Stage Entities.” To date, the Company’s planned principal operations have not fully commenced.

Reclassification

Certain amounts in the 2013 consolidated financial statements have been reclassified to conform to the presentation utilized in the March 31, 2014 consolidated financial statements.

Subsequent Events

In accordance with Topic No. 855 “Subsequent Events” the Company evaluated subsequent events, which are events or transactions that occurred after March 31, 2014 through the date of the issuance of the accompanying consolidated financial statements.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

 NOTE D – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. The Company has designated that these shares of preferred stock have five times voting capacity of the common stock but do not have any conversion or other rights or privileges. The Company issued 1,250,000 preferred shares to the two former officers of the Company.

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

March 31, 2014

(Unaudited)

NOTE D – STOCKHOLDERS’ DEFICIT (Continued)

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. At March 31, 2014 there were 18,922,426 shares of common stock issued and outstanding.

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

March 31, 2014

(Unaudited)

NOTE D – STOCKHOLDERS’ DEFICIT (Continued)

Common Stock (Continued)

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

On March 14, 2013 the Company entered into a stock subscription agreement with a company owned by the Company’s former CEO, Mr. Angle, for the issuance of 640,292 shares of the Company’s common stock at $0.007 per share or $4,525. Proceeds of $4,025 have been received. The advance from officer in the amount of $500 has been applied to the amount due leaving a stock subscription receivable of $0 at March 31, 2014 and December 31, 2013.

On May 24, 2013 the Company entered into a stock subscription agreement with a company owned by Mr. Angle, the Company’s former CEO for the issuance of 1,035,328 shares of the Company’s common stock at $0.007 per share or $7,000.

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

On September 10, 2013 the Company received $600 in payment pursuant to a stock subscription agreement with the Stamford Leaning Center (a company owned by the Company’s former President) for the issuance of 100,164 shares of the Company’s common stock at $0.006 per share.

On September 10, 2013 the Company received $400 in payment pursuant to a stock subscription agreement with V. Stolere (the spouse of the Company’s former President) for the issuance of 66,776 shares of the Company’s common stock at $0.006 per share.

Classic Rules Judo Championships, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE D – STOCKHOLDERS’ DEFICIT (Continued)

Common Stock (Continued)

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

On January 7, 2014 the Company sold 769,892 shares of common stock to a company owned by the Company’s former President at $0.006 per share for total cash proceeds of $4,320.

On January 1, 2014, common stock was increased by 330,960 shares representing shares held in Blue Ribbon Pyrocool, Inc. by two of the shareholders. The shares were to be exchanged for shares in Classic Rules, however the shares of Classic Rules were not issued. Accordingly, common stock and additional paid in capital were adjusted in the amount of $331 representing the par value of the shares.

NOTE E – INCOME TAXES

The income tax provision differs from the amount computed by applying the U.S. Federal and state statutory corporate income tax rates as follows:

	Three Months Ended March 31,
	2014	2013

U.S Statutory Corporate Income Tax Rate	(34.0)%	(34.0%)
State Income Tax	(7.0)%	(7.0%)
Change in Valuation Allowance on Deferred Tax Asset	41.0%	41.0%
Effective Rate	-%	-%

Net deferred tax assets and liabilities consist of the following components:

	March 31, 2014	December 31, 2013
Deferred tax assets:
Net operating loss carry-forward	$55,831	$52,342
Valuation Allowance	(55,831)	(52,342)
Net Deferred tax assets	$-	$-

Classic Rules Judo Championships, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE E – INCOME TAXES (Continued)

Based upon historical net losses and the Company being in the development stage, management believes that it is not more likely than not that the deferred tax assets will be realized and has provided a valuation allowance of 100% of the deferred tax asset. The valuation allowance increased by $3,489 and $11,843 in the three months ended March 31, 2014 and year ended December 31, 2013, respectively.

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

March 31, 2014

(Unaudited)

NOTE F – RELATED PARTY TRANSACTIONS (Continued)

In April 2013, Mr. Angle, the Company’s former CEO, made a payment of $1,000 on behalf of the Company in payment of accounts payable.

In May 2013, the Company entered into a stock subscription agreement with a company owned by Mr. Angle, the Company’s former CEO for the issuance of 1,035,328 shares of the Company’s common stock at $0.007 per share or $7,000.

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

On November 14, 2013, the Company sold 451,334 shares of common stock at $0.006 per share to a company owned by the Company's former President under a stock subscription agreement and received $2,700.

On November 14, 2013, the Company sold 51,502 shares of common stock at $0.006 per share to the Company's former President under a stock subscription agreement and received $300.

On December 6, 2013, the Company sold 602,662 shares of common stock at $0.006 per share to the spouse of its former President under a stock subscription agreement and received $3,500.

On January 7, 2014, the Company sold 769,892 shares of common stock to a company owned by the Company’s former President at $0.006 per share for total cash proceeds of $4,320.

NOTE G – SUBSEQUENT EVENTS

On May 9, 2014, the Company designated 500,000 shares of preferred stock as Series A Preferred stock. The Series A Preferred stock has liquidation preference, is not entitled to dividends and has 200 votes per share.

On March 6, 2014, the controlling shareholders of the Company entered into a Letter of Intent whereby they would sell their respective shares held in the Company. Although the transaction has not officially closed, the director and sole officer of the Company resigned and a new director and officer was appointed. $48,108 of expenses were paid by parties associated with the letter of intent. Upon completion of the purchase of the outstanding shares, the buyer intends to be repaid with the issuance of shares of common stock in the Company.

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

Expenses for the first contest were $500 for Trophies, $150 for Facilities Rental, $350 for the Facilities Custodial, $100 for Advertising, $150 for Supplies, and $200 for Transportation of Tournament mats totaling $1,450.

The second tournament was held in May of 2011, but attendance of athletes dropped to only 11 competitors that paid either $60 or $100 except for one competitor who paid $50 totaling $850. With miscellaneous revenue, such as from spectator entrance fees, total revenue was $1,010.

Expenses for the second contest were $1,210 for Trophies, $150 for Referees, $350 for the Facility Custodial, $391 for Transportation of Tournament mats, and $296 for Printing, totaling $2,397.

In the judo contest world the results for the attendance at both of the Classic Rules tournaments would be considered small. We cannot predict if the Classic Rules type of tournament will become successful and attract athletes to a greater extent.

Results of Operations

Comparison of the three months ended March 31, 2014 and 2013

Revenues. The Company had no revenue during the three months ended March 31, 2014 or 2013. This is because the Company has not hosted a tournament since May 2011.

Cost of Revenues. The Company had no cost of revenue for the three months ended March 31, 2014 or 2013 as the Company did not hold a tournament during the periods.

General and Administrative expenses. The Company incurred $8,508 in general and administrative expenses during the three month period ended March 31, 2014 as compared to $2,574 in general and administrative expenses for the comparable period in 2013. The increase is a result of professional fees associated with being a publicly reporting company.

Loss From Operations. As a result of the Company’s general and administrative expenses, the Company incurred an operating loss of $8,508 for the three month period ended March 31, 2014, as compared with an operating loss of $2,574 for the three month period ended March 31, 2013. The increased loss is based on the increase in general and administrative expenses as explained above.

Other Income (Expense). The Company had no other income or expense during the three months ended March 31, 2014 and a gain from the forgiveness of accounts payable totaling $12,550 during the three months ended March 31, 2013. The forgiveness of accounts payable during the three months ended March 31, 2013 was a one-time event that we do not anticipate to occur in the future.

Net Income (Loss). The Company incurred net loss of $8,508 during the three months ended March 31, 2014, as compared to net income of $9,976 for the three months ended March 31, 2013. The net income realized during the three months ended March 31, 2013 was the result of the one-time forgiveness of accounts payable as described above.

Liquidity and Capital Resources

At March 31, 2014, the Company had a working capital deficit of $48,605.

On March 14, 2013 the Company entered into a stock subscription agreement with a company owned by Mr. Angle, the Company’s former CEO for the issuance of 640,292 shares of the Company’s common stock at $0.007 per share or $4,525.

On May 24, 2013 the Company entered into a stock subscription agreement with a company owned by Mr. Angle, the Company’s former CEO for the issuance of 1,035,328 shares of the Company’s common stock at $0.007 per share or $7,000.

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

On January 7, 2014, the Company received $4,320 in payment pursuant to a stock subscription agreement with a company owned by the Company’s former President for the issuance of 769,892 shares of the Company’s common stock at $0.006 per share.

Cash Flows

Net Cash used in operating activities amounted to $5,024 and $4,074 for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014, the Company incurred a net loss of $8,508 which was partially offset by an increase in accounts payable and accrued liabilities of $3,494.

Net cash provided by financing activities amounted to $4,324 and $4,125 for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014, the Company received proceeds of $4,320 from the issuance of common stock, as compared to $4,025 during the three months ended March 31, 2013.

The Company had no revenues from tournaments during the three months ended March 31, 2014 or 2013 as the Company did not hold a tournament. As of March 31, 2014, the Company was primarily relying on its former corporate officer and director, and outside investors for the funding needed for the implementation of its business plan. The Company’s management is currently looking for the capital needed to complete its corporate objectives. The Company cannot predict the extent to which its liquidity and capital resources will be available prior to executing its business plan or whether it will have sufficient capital to fund typical operating expenses.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2014, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of March 31, 2014, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at March 31, 2014:

●

As of March 31, 2014, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

●

As of March 31, 2014, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to current requirements of GAAP and SEC disclosure requirements.

●	As of March 31, 2014, there was a lack of segregation of duties, in that we had only one person performing all accounting-related duties.

●	As of March 31, 2014, there were no independent directors and no independent audit committee.

As a result of the material weaknesses described above, management has concluded that, as of March 31, 2014, the Company’s internal control over financial reporting involving the preparation and reporting of our financial statements presented in conformity with GAAP, were not effective.

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

Item 1A.     Risk Factors

An investment in our shares is speculative and involves a high degree of risk. Therefore, you should not invest in our shares unless you are able to bear a loss of your entire investment. You should carefully consider the following factors as well as those set forth in our annual report on Form 10-K for the year ended December 31, 2013 and the other information contained herein before deciding to invest in our shares. Factors that could cause actual results to differ from our expectations, statements or projections include the risks and uncertainties relating to our business described above. The fact that some of the risk factors may be the same or similar to our past filings, means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our SEC filings are part of doing business in our industry and will likely be present in all periods reported. The fact that certain risks are endemic to our industry does not lessen the significance of the risk. We urge you to carefully consider the following discussion of risks as well as other information regarding our common stock. This report and statements that we may make from time to time may contain forward-looking information. There can be no assurance that actual results will not differ materially from our expectations, statements or projections.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

On January 7, 2014, the Company received $4,320 in payment pursuant to a stock subscription agreement with a company owned by the Company’s former President for the issuance of 769,892 shares of the Company’s common stock at $0.006 per share.

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

Dated: May 20, 2014	Classic Rules Judo Championships, Inc.

By: /s/ Shenae Osborne
Shenae Osborne, Principal Executive Officer

Dated: May 20, 2014	Classic Rules Judo Championships, Inc.

By: /s/ Craig Burton
Craig Burton, Secretary, Principal Financial Officer, and Principal Accounting Officer