Form 10-Q
period 2014-06-30
Classic Rules Judo Championships, Inc.
filed 2014-09-18
CIK 1445831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

Commission File Number: 333-167451

CLASSIC RULES JUDO CHAMPIONSHIPS, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-5740301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6204 Beaver Run
Jamesville, NY	13078
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,922,426 shares of common stock as of September 18, 2014.

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

PART I

ITEM 1     FINANCIAL STATEMENTS

CLASSIC RULES JUDO CHAMPIONSHIPS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

CONTENTS

Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	Page 5

Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013 and for the period from November 16, 2005 (inception) to June 30, 2014 (unaudited)	6

Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and for the period from November 16, 2005 (inception) to June 30, 2014 (unaudited)	7

Consolidated Statement of changes in Stockholders’ Deficit for the period from November 16, 2005 (inception) to June 30, 2014 (unaudited)	8

Notes to Consolidated Financial Statements (unaudited)	9

Classic Rules Judo Championships, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash	$682	$700
Total current assets	682	700

Total assets	$682	$700

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$8	$-
Accounts payable and accrued liabilities	27,828	44,244
Advance from related party	2,873	873
Convertible notes payable, net of discounts of $71,435	9,250	-
Derivative liability	377,964	-
Total current liabilities	417,923	45,117

Stockholders' deficit
Preferred stock, $0.001 par value; 50,000,000 shares authorized; 500,000 and 0 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	500	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 18,922,426 and 17,821,574 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	18,922	17,821
Additional paid-in capital	200,837	65,817
Deficit accumulated during the development stage	(637,500)	(128,055)
Total stockholders' deficit	(417,241)	(44,417)

Total liabilities and stockholders' deficit	$682	$700

The accompanying notes are an integral part of these consolidated financial statements.

Classic Rules Judo Championships, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,		Period from November 16, 2005 (Inception) to
	2014	2013	2014	2013	June 30, 2014
Revenue	$-	$-	$-	$-	$-

Operating expenses
Employee costs	99,650	-	99,650		99,650
General and administrative	13,380	10,305	21,888	12,879	161,971
Total operating expenses	113,030	10,305	121,538	12,879	261,621

Loss from operations	(113,030)	(10,305)	(121,538)	(12,879)	(261,621)

Other income (expense)
Forgiveness of accounts payable	-	-	-	12,550	12,550
Change in derivative liability	(377,964)	-	(377,964)	-	(377,964)
Interest expense	(9,943)	-	(9,943)	-	(10,325)
Total other income (expense)	(387,907)	-	(387,907)	12,550	(375,739)

Net loss from operations	(500,937)	(10,305)	(509,445)	(329)	(637,360)

Loss from discontinued operations	-	-	-	-	(140)

Net loss	$(500,937)	$(10,305)	$(509,445)	$(329)	$(637,500)

Basic and diluted loss per common share	$(0.03)	$(0.00)	$(0.03)	$(0.00)	$(0.07)

Weighted average shares outstanding	18,922,426	15,222,733	18,896,905	14,753,058	8,905,341

The accompanying notes are an integral part of these consolidated financial statements.

Classic Rules Judo Championships, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,		Period from November 16, 2005 (Inception) to June
	2014	2013	30, 2014
Cash flows from operating activities
Net loss from operations	$(509,445)	$(329)	$(637,360)
Net loss from discontinued operations	-	-	(140)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	-	-	11,805
Shares issued for salaries	-	-	1,161
Expenses paid by shareholders	10,504	-	16,916
Expenses paid by convertible note holders	61,685	-	61,685
Forgiveness of accounts payable	-	(12,550)	(12,550)
Donated services	-	-	150
Imputed interest	-	-	382
Amortization of discounts on convertible notes payable	9,245	-	9,245
Change in derivative liability	377,964	-	377,964
Changes in operating liabilities:
Increase in accounts payable and accrued liabilities	26,561	1,701	84,355
Net cash used in operating activities	(23,486)	(11,178)	(86,387)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from bank overdraft	8	-	8
Proceeds from convertible note payable	19,000	-	24,000
Proceeds from advance from shareholder	-	160	373
Cash contributions from related party	140	-	170
Proceeds from issuance of common stock	4,320	11,025	62,518
Net cash provided by financing activities	23,468	11,185	87,069

Net change in cash	(18)	7	682
Cash at beginning of period	700	7	-
Cash at end of period	$682	$14	$682

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental disclosure of non-cash financing activities:
Conversion of convertible note payable to common stock	$-	$-	$5,000
Stock subscription receivable on common stock issued	$-	$500	$500
Settlement of advance from officer with subscription receivable	$-	$500	$500
Cancelation of preferred stock	$-	$1,250	$1,250
Accounts payable paid by advance from shareholders	$42,977	$1,000	$43,977
Issuance of preferred stock in payment of advance from shareholders	$40,977	$-	$40,977
Discount on convertible notes credited to additional paid in capital	$80,681	$-	$80,681

The accompanying notes are an integral part of these consolidated financial statements.

(Classic Rules Judo Championships, Inc.

(A Development Stage Company)

Consolidated Statement of changes in Stockholders' Deficit

Period From November 16, 2005 (Inception) to June 30, 2014

(Unaudited)

							Deficit
							Accumulated
	Preferred Stock		Common Stock		Additional	Stock	During the	Total
					Paid-In	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Deficit
Balance at November 16, 2005 (Inception)	-	$-	-	$-	$-	$-	$-	$-
Shares issued in spinout on November 18, 2005	1,250,000	1,250	1,045,052	1,045	(2,295)	-	-	-
Contributed capital	-	-	-	-	342	-	-	342
Net loss for the period from November 16, 2005 (Inception) to December 31, 2005	-	-	-	-	-	-	(342)	(342)
Balance at December 31, 2005	1,250,000	1,250	1,045,052	1,045	(1,953)	-	(342)	-

Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	-
Balance at December 31, 2006	1,250,000	1,250	1,045,052	1,045	(1,953)	-	(342)	-

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	-
Balance at December 31, 2007	1,250,000	1,250	1,045,052	1,045	(1,953)	-	(342)	-

Shares issued for cash at $0.001 on July 15, 2008	-	-	5,223,050	5,223	150	-	-	5,373
Shares issued as compensation at $0.001 on July 15, 2008	-	-	1,160,678	1,161	-	-	-	1,161
Shares issued for services at $0.005 on July 15, 2008	-	-	2,321,356	2,321	9,484	-	-	11,805
Contributed capital	-	-	-	-	5,526	-	-	5,526
Net loss for the year ended December 31, 2008	-	-	-	-	-	-	(22,167)	(22,167)
Balance at December 31, 2008	1,250,000	1,250	9,750,136	9,750	13,207	-	(22,509)	1,698

Contributed capital	-	-	-	-	544	-	-	544
Net loss for the year ended December 31, 2009	-	-	-	-	-	-	(8,319)	(8,319)
Balance at December 31, 2009	1,250,000	1,250	9,750,136	9,750	13,751	-	(30,828)	(6,077)

Shares issued for cash at $0.006 on March 29, 2010	-	-	825,826	826	4,174	-	-	5,000
Shares issued for cash at $0.009 on August 18, 2010	-	-	185,079	185	1,565	-	-	1,750
Contributed capital	-	-	-	-	30	-	-	30
Net loss for the year ended December 31, 2010	-	-	-	-	-	-	(16,481)	(16,481)
Balance at December 31, 2010	1,250,000	1,250	10,761,041	10,761	19,520	-	(47,309)	(15,778)

Shares issued for cash at $0.009 on March 17, 2011	-	-	161,415	162	1,338	-	-	1,500
Shares issued for cash at $0.009 on March 25, 2011	-	-	109,224	109	891	-	-	1,000
Shares issued for cash at $0.009 on November 15, 2011	-	-	430,107	430	3,570	-	-	4,000
Shares issued for cash at $0.009 on November 21, 2011	-	-	134,408	134	1,116	-	-	1,250
Services donated by referees	-	-	-	-	150	-	-	150
Imputed interest on convertible loan payable	-	-	-	-	325	-	-	325
Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(22,105)	(22,105)
Balance at December 31, 2011	1,250,000	1,250	11,596,195	11,596	26,910	-	(69,414)	(29,658)
						-
Shares issued for cash at $0.009 on February 8, 2012	-	-	209,671	210	1,590	-	-	1,800
Shares issued for cash at $0.008 on February 8, 2012	-	-	590,293	590	4,410	-	-	5,000
Shares issued for cash at $0.008 on February 14, 2012	-	-	622,289	622	4,378	-	-	5,000
Shares issued for cash at $0.008 on March 17, 2012	-	-	587,423	588	3,912	-	-	4,500
Shares issued for cash at $0.007 on August 9, 2012	-	-	204,088	204	1,296	-	-	1,500
Shares issued for cash at $0.007 on August 9, 2012	-	-	204,088	204	1,296	-	-	1,500
Shares issued for cash at $0.007 on August 9, 2012	-	-	136,059	136	864	-	-	1,000
Imputed interest on convertible loan payable	-	-	-	-	57	-	-	57
Net loss for the year ended December 31, 2012	-	-	-	-	-	-	(29,754)	(29,754)
Balance at December 31, 2012	1,250,000	1,250	14,150,106	14,150	44,713	-	(99,168)	(39,055)

Shares issued for cash at $0.007 on March 14, 2013	-	-	640,292	640	3,885	(235)	-	4,290
Preferred shares cancelled April 1, 2013	(1,250,000)	(1,250)	-	-	1,250	-	-	-
Shares issued for cash at $0.007 on May 24, 2013	-	-	1,035,328	1,036	5,964	-	-	7,000
Settlement of stock subscription receivable	-	-	-	-	-	235	-	235
Shares issued for cash at $0.006 on August 7, 2013	-	-	395,644	396	2,104	-	-	2,500
Shares issued for cash at $0.006 on September 10, 2013	-	-	166,940	166	834	-	-	1,000
Shares issued for cash at $0.006 on November 12, 2013	-	-	327,766	328	1,672	-	-	2,000
Shares issued for cash at $0.006 on November 14, 2013	-	-	502,836	503	2,497	-	-	3,000
Shares issued for cash at $0.006 on December 6, 2013	-	-	602,662	602	2,898	-	-	3,500
Net loss for the year ended December 31, 2013	-	-	-	-	-	-	(28,887)	(28,887)
Balance at December 31, 2013	-	-	17,821,574	17,821	65,817	-	(128,055)	(44,417)

Share adjustment	-	-	330,960	331	(331)	-	-	-
Shares issued for cash at $0.006 on January 7, 2014	-	-	769,892	770	3,550	-	-	4,320
Shares issued as repayment of loans from shareholders on May 9, 2014	500,000	500	-	-	50,980	-	-	51,480
Cash contributed by shareholders	-	-	-	-	140	-	-	140
Discount on convertible notes payable	-	-	-	-	80,681	-	-	80,681
Net loss for the six months ended June 30, 2014	-	-	-	-	-	-	(509,445)	(509,445)
Balance at June 30, 2014	500,000	$500	18,922,426	$18,922	$200,837	$-	$(637,500)	$(417,241)

The accompanying notes are an integral part of these consolidated financial statements.

Classic Rules Judo Championships, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

Classic Rules Judo Championships, Inc. was incorporated in the State of Delaware on November 16, 2005 under the name Blue Ribbon Pyrocool, Inc. (“Blue Ribbon”). Blue Ribbon changed its name to Classic Rules Judo Championships, Inc. ("Classic Rules") on July 15, 2008. Classic Rules formed a subsidiary in the State of Connecticut on August 13, 2008 named Classic Rules World Judo Championships, Inc. to develop an annual judo championship tournament. Collectively the entities are referred to as “the Company.” On June 2, 2014, the Company changed its principal activities from hosting and sponsoring judo tournaments to entertainment media. Under its new business model, the Company intends to promote and produce entertainment media such as reality TV, music and records. The Company is currently developing and refining its new business model.

NOTE B – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenues since inception, has a deficit accumulated during the development stage of $637,500, and has experienced negative cash flows from operations. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements as of June 30, 2014, and for the three and six months ended June 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. They should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2013. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of June 30, 2014 and the results of operations for the three and six months ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

June 30, 2014

(Unaudited)

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at June 30, 2014 or December 31, 2013.

Fair Value of Financial Instruments

ASC 820 Fair Value Measurements defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements.

The following provides an analysis of financial instruments that are measured subsequent to initial recognition at fair value, grouped into Level 1 to 3 based on the degree to which fair value is observable:

Level 1 – fair value measurements are those derived from quoted prices (unadjusted in active markets for identical assets or liabilities);

Level 2 – fair value measurements are those derived from inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices); and

Level 3 – fair value measurements are those derived from valuation techniques that include inputs for the asset or liability that are not based on observable market data (unobservable inputs).

These consolidated financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation. Valuation based on unobservable inputs are highly subjective and require significant judgments. Changes in such judgments could have a material impact on fair value estimates. In addition, since estimates are as of a specific point in time, they are susceptible to material near-term changes. Change in economic conditions may also dramatically affect the estimated fair values.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

Derivative Financial Instruments

Derivatives are recorded on the balance sheet at fair value. The conversion features of the convertible debentures are embedded derivatives and are separately valued and accounted for on the balance sheet with changes in fair value recognized during the period of change as a separate component of other income / expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining fair value of our derivatives is the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sources inputs such as interest rates and stock price volatilities. Selection of these inputs involved management’s judgment and may impact net income. During the six months ended June 30, 2014, the Company utilized an expected life ranging from 142 days to 184 days based upon the look-back period of its convertible debentures and notes with volatility in the range of 166% to 206%.

Revenue Recognition

The Company has not yet recognized revenue from its newly planned business activities. Events triggering revenue recognition will depend on the final business model.

Classic Rules Judo Championships, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Net Loss Per Common Share

The Company computes basic net loss per common share by dividing the net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the year. Common equivalent shares from stock options and other common stock equivalents are excluded from the computation when their effect is anti-dilutive. There were 80,865,000 and 0 common stock equivalents outstanding at June 30, 2014 and December 31, 2013, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740, Income Taxes (“Topic No. 740”) which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At June 30, 2014 and December 31, 2013, the entire deferred tax asset, which arises from our net operating losses, has been fully reserved because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.

The Company recognizes and measures uncertain tax positions and records tax benefits when it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties as a component of income tax expense. At June 30, 2014 and 2013 the Company did not have any unrecognized tax benefits and has not accrued any liability for the payment of tax related interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since inception.

Classic Rules Judo Championships, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Development Stage Enterprise

The Company is a development stage enterprise, as defined in ASC Topic No. 915 “Development Stage Entities.” To date, the Company’s planned principal operations have not fully commenced.

Reclassification

Certain amounts in the 2013 consolidated financial statements have been reclassified to conform to the presentation utilized in the June 30, 2014 consolidated financial statements.

Subsequent Events

In accordance with Topic No. 855 “Subsequent Events” the Company evaluated subsequent events, which are events or transactions that occurred after June 30, 2014 through the date of the issuance of the accompanying consolidated financial statements.

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

On May 9, 2014, the Company approved the designation of 500,000 shares of the preferred stock as Series A Super Voting Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock has liquidation preferences over all other current and future classes of stock with each share being entitled to 200 votes.

On May 9, 2014, 500,000 shares of Series A Preferred Stock was issued as repayment of loans from shareholders in the amount of $51,480.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. At June 30, 2014 there were 18,922,426 shares of common stock issued and outstanding.

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

June 30, 2014

(Unaudited)

NOTE D – STOCKHOLDERS’ DEFICIT (Continued)

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

June 30, 2014

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

On March 14, 2013 the Company entered into a stock subscription agreement with a company owned by the Company’s former CEO, Mr. Angle, for the issuance of 640,292 shares of the Company’s common stock at $0.007 per share or $4,525. Proceeds of $4,025 have been received. The advance from officer in the amount of $500 has been applied to the amount due leaving a stock subscription receivable of $0 at June 30, 2014 and December 31, 2013.

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

June 30, 2014

(Unaudited)

NOTE D – STOCKHOLDERS’ DEFICIT (Continued)

Common Stock (continued)

On January 7, 2014 the Company sold 769,892 shares of common stock to a company owned by the Company’s former President at $0.006 per share for total cash proceeds of $4,320.

On January 1, 2014, common stock was increased by 330,960 shares representing shares held in Blue Ribbon Pyrocol, Inc. by Jerry Greenbaum and Nathan Lapkin. The shares were to be exchanged for shares in Classic Rules, however the shares of Classic Rules were not issued. Common stock and additional paid in capital were adjusted in the amount of $331 representing the par value of the shares.

In connection with the convertible notes issued by the Company, the Company has reserved 80,865,000 shares of the Common stock for the potential conversion of the notes. The Company’s total authorized is 100,000,000 and its current issued and outstanding as at September 18, 2014 is 18,922,426.

NOTE E – INCOME TAXES

The income tax provision differs from the amount computed by applying the U.S. Federal and state statutory corporate income tax rates as follows:

	Six Months Ended
	June 30,
	2014	2013

U.S Statutory Corporate Income Tax Rate	(34.0)%	(34.0%)
State Income Tax	(7.0)%	(7.0%)
Change in Valuation Allowance on Deferred Tax Asset	41.0%	41.0%
Effective Rate	-%	-%

Net deferred tax assets and liabilities consist of the following components:

	June 30,	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carry-forward	$261,215	$52,342
Valuation Allowance	(261,215)	(52,342)
Net Deferred tax assets	$-	$-

Based upon historical net losses and the Company being in the development stage, management believes that it is not more likely than not that the deferred tax assets will be realized and has provided a valuation allowance of 100% of the deferred tax asset. The valuation allowance increased by $208,873 and $11,843 in the six months ended June 30, 2014 and year ended December 31, 2013, respectively.

The Company's net operating loss carry-forward amounting to $127,664 at December 31, 2013, expires as follows:

Year Ending December 31:	Amount

2028	$9,201
2029	8,319
2030	16,432
2031	35,071
2032	29,754
2033	28,887
Total	$127,664

Classic Rules Judo Championships, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2014

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

June 30, 2014

(Unaudited)

NOTE F – RELATED PARTY TRANSACTIONS (CONTINUED)

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

During the six months ended June 30, 2014, a shareholder contributed $140 to the Company as additional paid-in capital.

During the six months ended June 30, 2014, shareholders made payments totaling $42,977 on behalf of the Company as payment of accounts payable and accrued expenses.

During the six months ended June 30, 2014, shareholders made payments totaling $10,504 on behalf of the Company for current year operating expenses.

On May 9, 2014, $51,480 of the shareholder payments were repaid with the issuance of 500,000 shares of Series A Preferred Stock.

NOTE G – FAIR VALUE MEASUREMENTS

On a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy.  The following table presents information about the Company’s liabilities measured at fair value as of June 30, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Fair Value at June 30, 2014
Liabilities
Derivative Liability	-	$377,964	-	$377,964

	Level 1	Level 2	Level 3	Fair Value at December 31, 2014
Liabilities
Derivative Liability	-	$-	-	$-

Classic Rules Judo Championships, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE G – FAIR VALUE MEASUREMENTS (CONTINUED)

The changes in the fair value of recurring fair value measurements are measured using the Black Scholes valuation model, and relate solely to the derivative liability as follows:

Balance at December 31, 2013	$-
Derivative liabilities recorded	380,864
Change due to note conversion	-
Fair value adjustment	(2,900)
Balance at June 30, 2014	$377,964

NOTE H – CONVERTIBLE NOTES PAYABLE

During the six months ended June 30, 2014, the Company entered into five separate convertible notes payable with two separate lenders for proceeds of $80,685 represented by $19,000 in cash to the Company and $64,685 in expenses paid directly by the lenders on behalf of the Company. The notes bear interest at 15% per annum and are due six months from the origination date. Further, the notes are convertible at the greater of $0.001 or 40% of the average of the lowest two closing bid prices of the Company’s common stock in the preceding ten trading days. The convertibility feature of these notes created total derivative liabilities of $380,864, and debt discounts of $80,860. Of the $80,860 debt discounts, $9,245 was amortized as interest expense during the six months ended June 30, 2014 leaving an unamortized debt discount of $71,435 at June 30, 2014. The following table depicts a summary of the convertible notes payable as of June 30, 2014:

	Maturity Date	Principal	Debt Discount	Carrying Amount	Accrued Interest
Note holder 1	11/19/2014	$25,008	$(19,299)	$5,709	$431
Note holder 1	12/13/2014	9,000	(8,164)	836	63
Note holder 1	12/17/2014	25,000	(23,224)	1,776	134
Note holder 1	12/30/2014	11,677	(11,677)	-	-
Note holder 2	12/13/2014	10,000	(9,071)	929	70
Total		$80,685	$(71,435)	$9,250	$698

NOTE I – ENTRY INTO A MATERIAL AGREEMENT

On June 24, 2014., the Company entered into a 12-month public relations agreement with Affinity Mediaworks Corp. (OTCBB: AFFW). Under the terms of the agreement the Company shall produce up to four shareholder events during the term of the agreement, that encapsulates the current and proposed status of Affinity Mediaworks. The shareholder events shall include an A-List Entertainer as the Key-Note Speaker and at least three additional A-List entertainers that mingle during the event. The Company shall also use Affinity Mediaworks as a platinum sponsor for unrelated Company functions. The Company agreed to the acceptance of 2,000,000 shares of Affinity Mediaworks Corp. common stock as payment for services.

NOTE J – SUBSEQUENT EVENTS

On August 15, 2014, the Company and Affinity Mediaworks Corp. mutually agreed to terminate the services agreement discussed in Note I. Payment, by way of common stock, was not received from Affinity Mediaworks Corp. nor were services performed by the Company.

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

General

Through June 2, 2014, the Company hosted a series of judo tournaments whereby participants and spectators paid a fee for entry and the Company provided a facility in which the tournaments took place, referees, trophies and other related materials. The Company hosted a total of two tournaments yielding a loss from operations of $140.

On June 2, 2014, the Company changed its future plans to promote and produce entertainment media such as reality TV, music and records. The Company is currently developing and refining its new business model.

Results of Operations

Comparison of the three and six months ended June 30, 2014 and 2013

Revenues. The Company had no revenue during the three or six months ended June 30, 2014 or 2014 due to the Company transitioning to new business activities which will require a period of three to six months to fully engage in.

Cost of Revenues. The Company had no cost of revenue for the three or six months ended June 30, 2014 or 2013 due to the Company transitioning to new business activities which will require a period of three to six months to fully engage in.

Employee Costs: During the three and six months ended June 30, 2014, the Company incurred $99,650 of employee costs compared to $0 during the same periods in 2013. The increase is due to the Company hiring three new employees during the three months ended June 30, 2014 where there were none previously.

General and Administrative expenses. The Company incurred $13,380 in general and administrative expenses during the three month period ended June 30, 2014 as compared to $10,305 in general and administrative expenses for the comparable period in 2013. Additionally, the Company incurred $21,888 of such expenses during the six months ended June 30, 2014 compared to $12,879 during the six months ended June 30, 2013. The increase is a result of professional fees associated with being a publicly reporting company.

Loss From Operations. The Company incurred an operating loss of $113,030 for the three months ended June 30, 2014 compared to $10,305 during the same period in 2013. Additionally, the Company incurred an operating loss of $121,538 during the six months ended June 30, 2014 compared to $12,879 during the same period in 2013. The increase in net operating losses is due to small increases in general and administrative expenses and the hiring of three employees as explained above.

Other Income (Expense). The Company had net other expenses of $387,907 during the three and six months ended June 30, 2014 compared to $0 for the three months ended June 30, 2013 and a net gain of $12,550 during the six months ended June 30, 2013. Net other expenses during the three and six months ended June 30, 2014 consisted of interest expense of $9,943, of which $9,245 was the result of the amortization of discounts on convertible notes payable, and a change in derivative liability of $377,964 from the issuance of convertible notes payable. The amortization of debt discounts will continue through the maturation of the related convertible notes payable. The net other income of $12,550 during the six months ended June 30, 2013 was from the forgiveness of $12,550 of accounts payable which we do not expect to occur in the future.

Net Loss. The Company incurred net losses of $500,937 and $509,445 during the three and six months ended June 30, 2014 compared to $10,305 and $329 during the three and six months ended June 30, 2013. The increase in net losses is the result of increases in employee costs, general and administrative expenses and other expenses as explained above.

Liquidity and Capital Resources

At June 30, 2014, the Company had a working capital deficit of $471,241.

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

Cash Flows

Net cash used in operating activities was $23,486 and $11,178 during the six months ended June 30, 2014 and 2013, respectively. Net cash used in operating activities during the six months ended June 30, 2014 consisted of a net loss of $509,445 which was partially offset by non-cash expenses of $459,398 and a positive change in working capital of $26,561. The net cash used in operating activities during the six months ended June 30, 2013 consisted of a net loss of $329, a non-cash gain on the forgiveness of accounts payable of $12,550 and changes in working capital of $1,701.

Net cash provided by financing activities were $23,468 and $11,185 during the six months ended June 30, 2014 and 2013, respectively. Net cash provided by financing activities during the six months ended June 30, 2014 consisted of $8 of proceeds from bank overdrafts, $19,000 from notes payable, $140 of cash contributions and $4,320 from the sale of common stock. Net cash provided by financing activities during the six months ended June 30, 2013 consisted of $160 from an advance from a former officer and $11,025 from the sale of common stock.

As of June 30, 2014, the Company was primarily relying on its corporate officers, directors, and outside investors for the funding needed for the implementation of its business plan. The Company’s management is currently looking for the capital needed to complete its corporate objectives. The Company cannot predict the extent to which its liquidity and capital resources will be available prior to executing its business plan or whether it will have sufficient capital to fund typical operating expenses.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2014, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of June 30, 2014, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at June 30, 2014:

●

As of June 30, 2014, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

●

As of June 30, 2014, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to current requirements of GAAP and SEC disclosure requirements.

●	As of June 30, 2014, there was a lack of segregation of duties, in that we had only one person performing all accounting-related duties.

●	As of June 30, 2014, there were no independent directors and no independent audit committee.

As a result of the material weaknesses described above, management has concluded that, as of June 30, 2014, the Company’s internal control over financial reporting involving the preparation and reporting of our financial statements presented in conformity with GAAP, were not effective.

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

On May 9, 2014, 500,000 shares of Series A Preferred Stock was issued as repayment of loans from shareholders in the amount of $51,480.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

N/A

Item 5.         Other Information

None.

Item 6.         Exhibits

Exhibit 31.1	Certification of the Principal Executive Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Principal Financial Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 ofc the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENTS

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 18, 2014	Classic Rules Judo Championships, Inc.

By: /s/ Shenae Osborne
Shenae Osborne, Principal Executive Officer

Dated: September 18, 2014	Classic Rules Judo Championships, Inc.

By: /s/ Craig Burton
Craig Burton, Secretary, Principal Financial Officer, and Principal Accounting Officer