Form 10-Q/A
period 2014-06-30
Classic Rules Judo Championships, Inc.
filed 2016-11-14
CIK 1445831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

Commission File Number: 333-167-451

CLASSIC RULES JUDO CHAMPIONSHIPS, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-2653358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

269 Forest Ave.
Staten Island, NY	10301
(Address of principal executive offices)	(Zip Code)

(212) 239-2339
(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 69,122,426 shares of common stock as of November 14, 2016.

CLASSIC RULES JUDO CHAMPIONSHIPS, INC.

FORM 10-Q/A

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

PART I

ITEM 1     FINANCIAL STATEMENTS

 CLASSIC RULES JUDO CHAMPIONSHIPS, INC.

UNAUDITED FINANCIAL STATEMENTS

June 30, 2014

CONTENTS

Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	Page 5

Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013 (unaudited)	6

Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (unaudited)	7

Notes to Consolidated Financial Statements (unaudited)	8

Classic Rules Judo Championships, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2014	December 31, 2013
	(restated)
ASSETS
Current assets
Cash	$-	$700
Total current assets	-	700

Total assets	$-	$700

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$8	$-
Accounts payable and accrued liabilities	7,653	44,244
Due to related parties	2,873	873
Total current liabilities	10,534	45,117

Stockholders' deficit
Preferred stock, $0.001 par value; 50,000,000 shares authorized; 500,000 and 0 shares issued and outstanding at June 30, 2014 and December 31, 2013	500	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 18,922,426 and 17,821,574 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	18,922	17,821
Additional paid-in capital	268,576	65,817
Accumulated deficit	(298,532)	(128,055)
Total stockholders' deficit	(10,534)	(44,417)

Total liabilities and stockholders' deficit	$-	$700

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Classic Rules Judo Championships, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(restated)		(restated)
Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	161,969	10,305	170,477	12,879
Total operating expenses	161,969	10,305	170,477	12,879

Loss from operations	(161,969)	(10,305)	(170,477)	(12,879)

Other income
Forgiveness of accounts payable	-	-	-	12,550
Total other income	-	-	-	12,550

Net loss from operations	(161,969)	(10,305)	(170,477)	(329)

Provision for income tax	-	-	-	-

Net loss	$(161,969)	$(10,305)	$(170,477)	$(329)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding	18,922,426	15,222,733	18,896,905	14,753,058

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Classic Rules Judo Championships, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months ended June 30,
	2014	2013
	(restated)
Cash flows from operating activities
Net loss from operations	$(170,477)	$(329)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares based compensation	148,962	-
Forgiveness of accounts payable	-	(12,550)
Changes in operating liabilities:
Increase in accounts payable and accrued liabilities	16,447	1,701
Net cash used in operating activities	(5,068)	(11,178)

Cash flows from financing activities
Proceeds from bank overdraft	8	-
Proceeds from advance from officers	-	160
Cash contributions from related party	40	-
Proceeds from issuance of common stock	4,320	11,025
Net cash provided by financing activities	4,368	11,185

Net change in cash	(700)	7
Cash at beginning of period	700	7
Cash at end of period	$-	$14

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Stock subscription receivable on common stock issued	$-	$500
Settlement of advance from officer with subscription receivable	$-	$500
Cancelation of preferred stock into adjusted paid in capital	$-	$1,250
Reclassification from accrued liabilities to accounts payable	9,900
Share adjustment	331
Accounts payable paid by advance from shareholders	$53,038	$1,000
Issuance of preferred stock in payment of advance from shareholders	$51,038	$-

The accompanying notes are an integral part of these consolidated financial statements.

Classic Rules Judo Championships, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
(Unaudited)

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

Classic Rules Judo Championships, Inc. was incorporated in the State of Delaware on November 16, 2005 under the name Blue Ribbon Pyrocool, Inc. (“Blue Ribbon”). Blue Ribbon changed its name to Classic Rules Judo Championships, Inc. ("Classic Rules") on July 15, 2008. Classic Rules formed a subsidiary in the State of Connecticut on August 13, 2008 named Classic Rules World Judo Championships, Inc. to develop an annual judo championship tournament. Collectively the entities are referred to as “the Company”. On June 2, 2014, the Company ceased its principal activities of hosting and sponsoring judo tournaments. The Company currently operates in real estate investment activities focused in the New York City metropolitan area.

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

NOTE B – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2014, the Company had a working capital deficit of $10,534 and accumulated deficit of $298,532. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE C – RESTATEMENT

During the third quarter of 2014, the Company identified fraudulent activities entered into by its former CEO who is also a former member of the Board of Directors. The former officer and director of the Company entered into certain employment agreements and convertible notes payable without the proper authorization of the Company or other members of its Board of Directors. The employment agreements and convertible notes payable were entered into during the three months ended June 30, 2014 and the Company prepared its Form 10-Q for the period then ended showing the impacts of these instruments. The Company assessed its potential responsibility for these liabilities entered into and determined it to be remote due to the former officer not having received approval from the Company board of directors to enter into such transactions and the employment agreements and notes being entered into through a fictitious entity with which the Company has no previous or current affiliation with.

In addition to the fraudulent activity described above, the Company did not properly account for the 371,300 Series A Preferred Shares issued for compensation as described in Note D. Originally, the Company accounted for all 500,000 shares under this agreement being issued as a repayment of a related party payable where there were 128,700 issued as such repayment and 371,300 issued as compensation valued at $148,962.

 These have been reversed and corrected in these financial statements resulting in changes to cash, accounts payable and accrued liabilities, convertible notes net of discounts, derivative liabilities, additional paid in capital and total operating expenses as of June 30, 2016 and for the three and six months then ended. The total impacts of these adjustments are as follows:

Classic Rules Judo Championships, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
(Unaudited)

NOTE C – RESTATEMENT (CONTINUED)

	As Reported	Adjustments	Restated
Balance Sheet (As of June 30, 2014)
Cash	$682	$(682)	$-
Total assets	$682	$(682)	$-

Bank overdraft	$8	$-	$8
Accounts payable and accrued liabilities	27,828	(20,175)	7,653
Due to related parties	2,873	-	2,873
Convertible notes payable, net of discounts	9,250	(9,250)	-
Derivative liability	377,964	(377,964)	-
Total liabilities	$417,923	$(407,389)	$10,534

Preferred stock	$500	$-	$500
Common stock	18,922	-	18,922
Additional paid in capital	200,837	67,739	268,576
Accumulated deficit	(637,500)	338,968	(298,532)
Total deficit	$(417,241)	$406,707	$(10,534)

Statement of Operations (For the Three Months Ended June 30, 2014)
Revenue	$-	$-	$-

Employee costs	99,650	(99,650)	-
General and administrative	13,380	148,589	161,969
Total operating expenses	113,030	48,939	161,969

Loss from operations	(113,030)	(48,939)	(161,969)

Change in derivative liability	377,964	(377,964)	-
Interest expenses	9,943	(9,943)	-
Total other expenses	387,907	(387,907)	-

Net loss	$(500,937)	$338,968	$(161,969)

Basic and diluted loss per common share	$(0.03)	$0.02	$(0.01)

Statement of Operations (For the Six Months Ended June 30, 2014)
Revenue	$-	$-	$-

Employee costs	99,650	(99,650)	-
General and administrative	21,888	148,589	170,477
Total operating expenses	121,538	48,939	170,477

Loss from operations	(121,538)	(48,939)	(170,477)

Change in derivative liability	377,964	(377,964)	-
Interest expenses	9,943	(9,943)	-
Total other expenses	387,907	(387,907)	-

Net loss	$(509,445)	$338,968	$(170,477)

Basic and diluted loss per common share	$(0.03)	$0.02	$(0.01)

Statement of Cash Flows (For the Six Months Ended June 30, 2014)
Net loss	$(509,445)	338,968	$(170,477)
Share based compensation	-	148,962	148,962
Expenses paid by shareholders	10,504	(10,504)	-
Expenses paid by convertible noteholders	61,685	(61,685)	-
Amortization of debt discount on convertible notes payable	9,245	(9,245)	-
Change in derivative liability	377,964	(377,964)	-
Change in accounts payable	26,561	(10,114)	16,447
Net cash used in operating activities	(23,486)	18,418	(5,068)

Proceeds from bank overdraft	8	-	8
Proceeds from convertible notes payable	19,000	(19,000)	-
Cash contributions from related party	140	(100)	40
Proceeds from issuance of common stock	4,320	-	4,320
Net cash provided by financing activities	23,468	(19,100)	4,368

Net change in cash	(18)	(682)	(700)
Cash at beginning of period	700	-	700
Cash at end of period	$682	$682	$-

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

On May 9, 2014, a related party company controlled by the former majority shareholder entered into an acquisition agreement with the Company to purchase 500,000 shares of Series A Preferred Stock for a total consideration of $200,000 (the “Purchase Price”). The acquisition agreement stipulated in the event of nonpayment before September 30, 2014, the escrow agent shall release the shares to the related party in proportion to the amount paid of the Purchase Price with the remainder delivered back to the Company. As the related party company has paid $51,038 of expenses on behalf of the Company, the Company issued 128,700 shares as repayment of advances from the related party company. The remaining 371,300 shares were issued back to the former related party, for which the Company recorded a compensation expense in the amount of $148,962.

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

Classic Rules Judo Championships, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
(Unaudited)

NOTE E – RELATED PARTY TRANSACTIONS

On January 7, 2014, the Company sold 769,892 shares of common stock to a related party company which was a principal shareholder of the Company and owned by the Company’s former President at $0.006 per share for total cash proceeds of $4,320.

During the six months ended June 30, 2014, a principal shareholder and also the former President contributed $40 to the Company as additional paid-in capital.

During the six months ended June 30, 2014, related parties made payments totaling $53,038 on behalf of the Company as payment of accounts payable and accrued expenses. Of this amount, $51,038 was paid by a majority shareholder as discussed in Note D and $2,000 was paid by a former officer of the Company.

As discussed in Note D, on May 9, 2014, $51,038 of the shareholder payments were repaid with the issuance of 128,700 shares of Series A Preferred Stock. On the same date, a former related party was issued 371,300 shares of Series A Preferred Stock for compensation valued at $148,962.

There was $2,873 and $873 advances from related parties as of June 30, 2014 and December 31, 2013.

NOTE F – SUBSEQUENT EVENTS

On June 24, 2014, the Company entered into a 12-month public relations agreement with Affinity Mediaworks Corp. (OTCBB: AFFW). Under the terms of the agreement the Company shall produce up to four shareholder events during the term of the agreement, that encapsulates the current and proposed status of Affinity Mediaworks. The shareholder events shall include an A-List Entertainer as the Key-Note Speaker and at least three additional A-List entertainers that mingle during the event. The Company shall also use Affinity Mediaworks as a platinum sponsor for unrelated Company functions. The Company agreed to the acceptance of 2,000,000 shares of Affinity Mediaworks Corp. common stock as payment for services.

On August 15, 2014, the Company and Affinity Mediaworks Corp. mutually agreed to terminate the services agreement discussed in Note F. Payment, by way of common stock, was not received from Affinity Mediaworks Corp. nor were services performed by the Company.

On June 3, 2015, the Company amended the designation of the Series A Preferred Stock and converted the outstanding 500,000 shares of Series A Preferred Stock to 200,000 shares of common stock and cancelled the Series A Preferred Stock.

On October 15, 2015, the Company entered into a stock purchase agreement whereby it will issue up to 50,000,000 shares of restricted common stock for $0.01 cash per share representing total cash proceeds of up to $500,000. On the same date, the Company issued 50,000,000 common shares and recorded a subscription receivable for $500,000 of which $30,000 was received on June 2, 2015.

In November 2015, certain shareholders of the Company expressed dissatisfaction. While no legal action was taken by the shareholders, the Company deemed it was in its best interest to settle with the shareholders by issuing a total of 165,480 shares of common stock.

Additionally, on November 4, 2015, the Company issued a total of 34,520 shares of common stock for professional services performed related to settling with the dissatified shareholders.

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

General

Through June 2, 2014, the Company hosted a series of judo tournaments whereby participants and spectators paid a fee for entry and the Company provided a facility in which the tournaments took place, referees, trophies and other related materials. Through the termination of this business, the Company hosted a total of two tournaments yielding a loss from operations of $140.

Results of Operations

Comparison of the three and six months ended June 30, 2014 and 2013

Revenues. The Company had no revenue during the three or six months ended June 30, 2014 or 2013.

Cost of Revenues. The Company had no cost of revenue for the three or six months ended June 30, 2014 or 2013.

General and Administrative expenses. The Company incurred $161,969 in general and administrative expenses during the three month period ended June 30, 2014 as compared to $10,305 in general and administrative expenses for the comparable period in 2013. Additionally, the Company incurred $170,477 of such expenses during the six months ended June 30, 2014 compared to $12,879 during the six months ended June 30, 2013. The increase is a result of increased professional fees associated with being a publicly reporting company and $148,962 of stock based compensation recorded during the three and six months ended June 30, 2014 that was not present during the three and six months ended June 30, 2013.

Loss From Operations. The Company incurred an operating loss of $161,969for the three months ended June 30, 2014 compared to $10,305 during the same period in 2013. Additionally, the Company incurred an operating loss of $170,477 during the six months ended June 30, 2014 compared to $12,879 during the same period in 2013. The increase in net operating losses is due to increases in general and administrative expenses as explained above.

Other Income (Expense). The Company had no other income or expense during the three months ended June 30, 2014 or 2013 and $0 and $12,550 of net other income during the six months ended June 30, 2014 and 2013. The net other income of $12,550 during the six months ended June 30, 2013 was from the forgiveness of $12,550 of accounts payable which we do not expect to occur in the future.

Net Loss. The Company incurred net losses of $161,969 and $170,477 during the three and six months ended June 30, 2014 compared to $10,305 and $329 during the three and six months ended June 30, 2013. The increase in net losses is the result of increases in employee costs, general and administrative expenses and other expenses as explained above.

Liquidity and Capital Resources

At June 30, 2014, the Company had no current assets and currently liabilities totaling $10,534 creating a working capital deficit of $10,534. Current liabilities consisted of $8 of bank overdraft, accounts payable and accrued liabilities totaling $7,653 and due to related parties totaling $2,873.

Cash Flows

Net cash used in operating activities was $5,068 and $11,178 during the six months ended June 30, 2014 and 2013, respectively. Net cash used in operating activities during the six months ended June 30, 2014 consisted of a net loss of $170,477 which was offset by a non-cash expense of $148,962 and a positive change in working capital of $16,447. The net cash used in operating activities during the six months ended June 30, 2013 consisted of a net loss of $329, a non-cash gain on the forgiveness of accounts payable of $12,550 and changes in working capital of $1,701.

Net cash provided by financing activities were $4,368 and $11,185 during the six months ended June 30, 2014 and 2013, respectively. Net cash provided by financing activities during the six months ended June 30, 2014 consisted of $8 of proceeds from bank overdrafts, $40 of cash contributions and $4,320 from the sale of common stock. Net cash provided by financing activities during the six months ended June 30, 2013 consisted of $160 from an advance from a former officer and $11,025 from the sale of common stock.

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

On May 9, 2014, 128,700 shares of Series A Preferred Stock was issued as repayment of loans from shareholders in the amount of $51,038. On the same date, the shareholder was also issued 371,300 shares of Series A Preferred Stock for compensation valued at $148,962.

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

Dated: November 14, 2016	Classic Rules Judo Championships, Inc.

By: /s/ Lorenzo DeLuca
Lorenzo DeLuca, Chief Executive Officer and President

Dated: November 14, 2016	Classic Rules Judo Championships, Inc.

By: /s/ Craig Burton
Craig Burton, Chief Financial Officer and Secretary