Form 10-Q
period 2014-09-30
Classic Rules Judo Championships, Inc.
filed 2016-11-14
CIK 1445831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 69,122,426shares of common stock as of November 14, 2016.

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

PART I

ITEM 1     FINANCIAL STATEMENTS

 CLASSIC RULES JUDO CHAMPIONSHIPS, INC.

UNAUDITED FINANCIAL STATEMENTS

September 30, 2014

CONTENTS
[Missing Graphic Reference]

Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	Page 5

Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 (unaudited)	6

Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited)	7

Notes to Consolidated Financial Statements (unaudited)	8

Classic Rules Judo Championships, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash	$14	$700
Total current assets	14	700

Total assets	$14	$700

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$20,181	$44,244
Due to related parties	2,947	873
Total current liabilities	23,128	45,117

Stockholders' deficit
Preferred stock, $0.001 par value; 50,000,000 shares authorized; 500,000 and 0 shares issued and outstanding at September 30, 2014 and December 31, 2013	500	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 18,922,426 and 17,821,574 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	18,922	17,821
Additional paid-in capital	268,642	65,817
Accumulated deficit	(311,178)	(128,055)
Total stockholders' deficit	(23,114)	(44,417)

Total liabilities and stockholders' deficit	$14	$700

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Classic Rules Judo Championships, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	12,646	3,848	183,123	16,727
Total operating expenses	12,646	3,848	183,123	16,727

Loss from operations	(12,646)	(3,848)	(183,123)	(16,727)

Other income
Forgiveness of accounts payable	-	-	-	12,550
Total other income	-	-	-	12,550

Net loss from operations	(12,646)	(3,848)	(183,123)	(4,177)

Provision for income tax	-	-	-	-

Net loss	$(12,646)	$(3,848)	$(183,123)	$(4,177)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding	18,922,426	16,100,358	18,905,505	15,207,093

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Classic Rules Judo Championships, Inc.
Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities
Net loss from operations	$(183,123)	$(4,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	148,962	-
Forgiveness of accounts payable	-	(12,550)
Changes in operating liabilities:
Increase in accounts payable and accrued liabilities	28,975	2,000
Net cash used in operating activities	(5,186)	(14,727)

Cash flows from financing activities
Proceeds from related parties	74	200
Cash contributions from related party	106	-
Proceeds from issuance of common stock	4,320	14,525
Net cash provided by financing activities	4,500	14,725

Net change in cash	(686)	(2)
Cash at beginning of period	700	7
Cash at end of period	$14	$5

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Stock subscription receivable on common stock issued	$-	$500
Settlement of advance from officer with subscription receivable	$-	$500
Cancelation of preferred stock into adjusted paid in capital	$-	$1,250
Reclassification from accrued liabilities to accounts payable	$9,900	$-
Share adjustment	$331	$-
Advances from shareholders	$53,038	$1,000
Issuance of preferred stock in payment of advance from shareholders	$51,038	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Classic Rules Judo Championships, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements as of September 30, 2014, and for the three and nine months ended September 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. They should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2013. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of September 30, 2014 and the results of operations for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of Classic Rules Judo Championships, Inc. and its wholly owned subsidiary Classic Rules World Judo Championships, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

NOTE B – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2014, the Company had a working capital deficit of $23,114 and accumulated deficit of $311,178. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Classic Rules Judo Championships, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

 NOTE C – STOCKHOLDERS’ DEFICIT

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

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. At September 30, 2014 there were 18,922,426 shares of common stock issued and outstanding.

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

NOTE D – RELATED PARTY TRANSACTIONS

On January 7, 2014, the Company sold 769,892 shares of common stock to a related party company which was a principal shareholder of the Company and owned by the Company’s former President at $0.006 per share for total cash proceeds of $4,320.

During the nine months ended September 30, 2014, a principal shareholder and also former President contributed $106 to the Company as additional paid-in capital. Additionally, payments of $74 were made by the related party as of September 30, 2014.

During the six months ended June 30, 2014, related parties made payments totaling $53,038 on behalf of the Company as payment of accounts payable and accrued expenses. Of this amount, $51,038 was paid by a majority shareholder as discussed in Note C and $2,000 was paid by a former officer of the Company.

As discussed in Note C, on May 9, 2014, $51,038 of the shareholder payments were repaid with the issuance of 128,700 shares of Series A Preferred Stock. On the same date, a former related party was issued 371,300 shares of Series A Preferred Stock for compensation valued at $148,962.

There was $2,947 and $873 advances from related parties as of September 30, 2014 and December 31, 2013.

Classic Rules Judo Championships, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

NOTE E – COMMITMENTS AND CONTINGENCIES

During the third quarter of 2014, the Company identified fraudulent activities entered into by its former CEO who is also a former member of the Board of Directors. The former officer and director of the Company entered into certain employment agreements and convertible notes payable without the proper authorization of the Company or other members of its Board of Directors. The employment agreements and convertible notes payable were entered into during the three months ended June 30, 2014. The Company assessed its potential responsibility for these liabilities entered into and determined it to be remote due to the former officer not having received approval from the Company board of directors to enter into such transactions and the employment agreements and notes being entered into through a fictitious entity with which the Company has no previous or current affiliation with. As such, the impacts of these agreements are not reflected in these financial statements.

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

On August 15, 2014, the Company and Affinity Mediaworks Corp. mutually agreed to terminate the services agreement discussed in Note E. Payment, by way of common stock, was not received from Affinity Mediaworks Corp. nor were services performed by the Company.

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

Additionally, on November 4, 2015, the Company issued a total of 34,520 shares of common stock for professional services performed related to settling with the dissatisfied shareholders.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2014 and 2013

Revenues. The Company had no revenue during the three or nine months ended September 30, 2014 or 2013.

Cost of Revenues. The Company had no cost of revenue for the three or nine months ended September 30, 2014 or 2013.

General and Administrative expenses. The Company incurred $12,646 in general and administrative expenses during the three month period ended September 30, 2014 as compared to $3,848 in general and administrative expenses for the comparable period in 2013. Additionally, the Company incurred $183,123 of such expenses during the nine months ended September 30, 2014 compared to $16,727 during the nine months ended September 30, 2013. The increase is a result of increased professional fees associated with catching up delinquent filings with the SEC and stock based compensation totaling $148,962 during the nine months ended September 30, 2014 that was not present during the nine months ended September 30, 2013.

Loss From Operations. The Company incurred an operating loss of $12,646 for the three months ended September 30, 2014 compared to $3,848 during the same period in 2013. Additionally, the Company incurred an operating loss of $183,123 during the nine months ended September 30, 2014 compared to $4,177 during the same period in 2013. The increase in net operating losses is due to increases in general and administrative expenses as explained above.

Other Income (Expense). The Company had no other income or expenses during the three months ended September 30, 2014 or 2013 and $0 and $12,550 of net other income during the nine months ended September 30, 2014 and 2013. The net other income of $12,550 during the nine months ended September 30, 2013 was from the forgiveness of $12,550 of accounts payable which we do not expect to occur in the future.

Net Loss. The Company incurred net losses of $12,646 and $183,123 during the three and nine months ended September 30, 2014 compared to $3,848 and $4,177 during the three and nine months ended September 30, 2013. The increase in net losses is the result of increases in employee costs, general and administrative expenses and other expenses as explained above.

Liquidity and Capital Resources

At September 30, 2014, the Company had current assets of $14 and currently liabilities totaling $23,128 creating a working capital deficit of $23,114. Current assets consisted of $14 in cash. Current liabilities consisted of accounts payable and accrued liabilities totaling $20,181 and advances from related parties totaling $2,947.

Cash Flows

Net cash used in operating activities was $5,186 and $14,727 during the nine months ended September 30, 2014 and 2013, respectively. Net cash used in operating activities during the nine months ended September 30, 2014 consisted of a net loss of $183,123 which was offset by a non-cash expense of $148,962 and a positive change in working capital of $28,975. The net cash used in operating activities during the nine months ended September 30, 2013 consisted of a net loss of $4,177, a non-cash gain on the forgiveness of accounts payable of $12,550 and changes in working capital of $2,000.

Net cash provided by financing activities were $4,500 and $14,725 during the nine months ended September 30, 2014 and 2013, respectively. Net cash provided by financing activities during the nine months ended September 30, 2014 consisted of $74 of proceeds from related party payables, $106 of cash contributions and $4,320 from the sale of common stock. Net cash provided by financing activities during the nine months ended September 30, 2013 consisted of $200 from an advance from a former officer and $14,525 from the sale of common stock.

As of September 30, 2014, the Company was primarily relying on its corporate officers, directors, and outside investors for the funding needed for the implementation of its business plan. The Company’s management is currently looking for the capital needed to complete its corporate objectives. The Company cannot predict the extent to which its liquidity and capital resources will be available prior to executing its business plan or whether it will have sufficient capital to fund typical operating expenses.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2014, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of September 30, 2014, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at September 30, 2014:

●
As of September 30, 2014, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

●
As of September 30, 2014, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to current requirements of GAAP and SEC disclosure requirements.

●	As of September 30, 2014, there was a lack of segregation of duties, in that we had only one person performing all accounting-related duties.

●	As of September 30, 2014, there were no independent directors and no independent audit committee.

As a result of the material weaknesses described above, management has concluded that, as of September 30, 2014, the Company’s internal control over financial reporting involving the preparation and reporting of our financial statements presented in conformity with GAAP, were not effective.

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