Form 10-K
period 2014-12-31
Classic Rules Judo Championships, Inc.
filed 2016-12-07
CIK 1445831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
Commission file number 333-167451

CLASSIC RULES JUDO CHAMPIONSHIPS, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-2653358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

269 Forest Ave,
Staten Island, NY	10301
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 69,122,426 shares of common stock as of December 7, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None

CLASSIC RULES JUDO CHAMPIONSHIPS, INC.

FORM 10-K

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	30

	PART IV	30

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	30

	SIGNATURES	31

EXHIBIT 31	SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

EXHIBIT 32	SECTION 906 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

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

Classic Rules World Judo Championships, Inc., a wholly owned subsidiary of the Company was incorporated pursuant to the laws of the State of Connecticut on August 13, 2008. The subsidiary was incorporated to act as the accounting and administrative arm of the tournament, named “ Classic Rules World Judo Championships” which held its first tournament on March 21, 2010 in New Rochelle, New York. The second tournament was held on May 7, 2011. The Company has not hosted a tournament since and has shifted its business focus to real estate investing and development.

Our Business

On June 2, 2014, the Company ceased its principal activities of hosting and sponsoring judo tournaments. The Company currently operates in real estate investment activities focused in the New York City metropolitan area.

Background Information of the Business Plan

The evolution of the extent to establish The Classic Rules Judo Championship series is the following:

Preliminary Background Information

The Company changed its name to Classic Rules Judo Championships and entered into a new business venture of hosting judo competitions on July 15, 2008. On June 2, 2014, the Company ceased its principal activities of hosting and sponsoring judo tournaments. The Company currently operates in real estate investment activities focused in the New York City metropolitan area.

Government Regulation

The Company is, and will continue to be, subject to several and varying governmental regulations. In general, the Company is subject to environmental, public health and safety, land use, trade and other governmental regulations, and national, state, or local taxation or tariffs. The Company’s management will endeavor to ascertain and comply with all applicable regulations to the business of the Company. However, it may not be possible to predict with any degree of accuracy all applicable regulations or the impact of government regulation, and, compliance with such regulation will require certain efforts and resources of the Company.

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

As of December 31, 2014, we had no employees other than our officer and director. We anticipate that we will not hire any employees in the next twelve months, unless we generate significant revenues.

 Facilities

Our executive, administrative and operating offices are located at 269 Forest Ave, Staten Island, NY 10301. There is no written agreement documenting this arrangement.

We have no policies with respect to investments in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities. The mailing address of Classic Rules Judo is 430 3rd Ave, Brooklyn, NY 11215.

Risk Factors

Financial position of the Company, working capital deficit; report of independent auditors. The Company has yet to generate revenue from its real estate investment activities. The Company, which is to be considered as a startup Company is currently developing its business and hopes to generate sustainable revenues through investment into specific real estate developments in New York. The Company makes no assurances that the Company will generate sufficient revenues through its operations and be able to continue as a going concern.

The independent accountant’s report on the Company’s financial statements for the year ended December 31, 2014, contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

Currently, our office space is located at 269 Forest Ave, Staten Island, NY 10301; our telephone number is (212) 239-2339.

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

As of December 7, 2016, there were 69,122,426 shares of common stock of the Company issued and outstanding.

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

We intended to establish and promote tournaments for the sport of classical judo and have, so far, done two tournaments, one in 2010 and one in 2011. The Company has not hosted a tournament since 2011 and has since changed its business to real estate investing and development.

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

Revenue Recognition - The Company has not yet generated revenues from its planned real estate investment activities.

Results of Operations

Comparison of the Years Ended December 31, 2014 and 2013

General and Administrative Expenses. The Company incurred general and administrative expenses of $183,682 during the year ended December 31, 2014 compared to $41,437 during the year ended December 31, 2013. The increase is related a one time stock based compensation expense of $148,962.

Operating loss. As a result of the Company's general and administrative expenses, the Company incurred an operating loss of $183,682 for the year ended December 31, 2014 as compared with $41,437 for the year ended December 31, 2013. The increase in operating losses for the year ended December 31, 2014 as compared to the year ended December 31, 2013 is due to the $148,962 of stock based expenses incurred during the year ended December 31, 2014 that did not exist in the prior year.

Other Income (Expenses). The Company had forgiveness of accounts payable of $12,550 relating to prior year audit fees for the year ended December 31, 2013 as compared to $0 for the year ended December 31, 2014.

Net Loss. The Company incurred a net loss of $183,682 during the year ended December 31, 2014 compared to $28,887 during the year ended December 31, 2013.

Liquidity and Capital Resources

At December 31, 2014, we had no assets and current liabilities totaling $23,663 creating a working capital deficit of $23,663. Current liabilities consisted of accounts payable and accrued liabilities totaling $20,716 and related party payables totaling $2,947.

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

During the year ended December 31, 2014, the Company issued a total of 769,892 common shares for total cash proceeds of $4,320 and 330,960 common shares to correct a share issuance in a prior period. Additionally, 128,700 Series A Preferred Shares were issued as consideration of expenses paid on behalf of the Company totaling $51,038 and 371,300 Series A Preferred Shares were issued for compensation valued at $148,962.

Cash Flows

Net cash used in operating activities were $5,210 and $22,540 during the years ended December 31, 2014 and 2013. Net cash used in operating activities during the year ended December 31, 2014 consisted of a net loss of $183,682, non-cash expenses of $148,962 and positive changes in working capital of $29,510. Net cash used in operating activities during the year ended December 31, 2013 consisted of a net loss of $28,887, non-cash gains of $12,550 and positive changes in working capital of $18,897.

Net cash provided by financing activities were $4,510 and $23,233 during the years ended December 31, 2014 and 2013. Net cash provided by financing activities during the year ended December 31, 2014 consisted of proceeds from related parties totaling $74, cash contributions from related parties of $116 and proceeds from the sale of common stock totaling $4,320. Net cash provided by financing activities during the year ended December 31, 2013 consisted of proceeds from related party payables of $208 and proceeds from the issuance of common stock totaling $23,025.

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
[Missing Graphic Reference]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Classic Rules Judo Championships, Inc.

We have audited the accompanying consolidated balance sheet of Classic Rules Judo Championships, Inc. and its subsidiary (collectively, the "Company") as of December 31, 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Classic Rules Judo Championships, Inc. and its subsidiary as of December 31, 2014 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has incurred recurring losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding this matter are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.MaloneBailey.com
Houston, Texas
December 5, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
  Stockholders of
Classic Rules Judo Championships, Inc.

We have audited the accompanying consolidated balance sheets of Classic Rules Judo Championships, Inc. and Subsidiary as of December 31, 2013, the related consolidated statements of operations, and cash flows for the year ended December 31, 2013. Classic Rules Judo Championships, Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Classic Rules Judo Championships, Inc. and Subsidiary as of December 31, 2013 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note B to the consolidated financial statements, the Company has minimal revenues, has incurred a net loss of $28,887 for the year ended December 31, 2013, has a deficit of $128,055 at December 31, 2013, and has experienced negative cash flows from operations.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note B.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cowan, Gunteski & Co., P.A.

April 14, 2014
Tinton Falls, NJ

Classic Rules Judo Championships, Inc.
Consolidated Balance Sheets

	December 31,
	2014	2013
ASSETS
Current assets
Cash	$-	$700
Total current assets	-	700

Total assets	$-	$700

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$20,716	$44,244
Due to related parties	2,947	873
Total current liabilities	23,663	45,117

Stockholders' deficit
Preferred stock, $0.001 par value; 50,000,000 shares authorized; 500,000 and 0 shares issued and outstanding at December 31, 2014 and 2013 respectively	500	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 18,922,426 and 17,821,574 shares issued and outstanding at December 31, 2014 and 2013, respectively	18,922	17,821
Additional paid-in capital	268,652	65,817
Accumulated deficit	(311,737)	(128,055)
Total stockholders' deficit	(23,663)	(44,417)

Total liabilities and stockholders' deficit	$-	$700

The accompanying notes are an integral part of these consolidated financial statements.

Classic Rules Judo Championships, Inc.
Consolidated Statements of Operations

	Year ended December 31,
	2014	2013
Revenue	$-	$-

Operating expenses
General and administrative	183,682	41,437
Total operating expenses	183,682	41,437

Loss from operations	(183,682)	(41,437)

Other income
Forgiveness of accounts payable	-	12,550
Total other income	-	12,550

Net loss from operations	(183,682)	(28,887)

Provision for income tax	-	-

Net loss	$(183,682)	$(28,887)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average shares outstanding	18,909,770	15,658,780

The accompanying notes are an integral part of these consolidated financial statements.

Classic Rules Judo Championships, Inc.
Consolidated Statement of Stockholders' Deficit
For the Years Ended December 31, 2014 and 2013

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2012	1,250,000	$1,250	14,150,106	$14,150	$44,713	$(99,168)	$(39,055)

Preferred shares cancelled	(1,250,000)	(1,250)	-	-	1,250	-	-
Common stock issued for cash	-	-	3,671,468	3,671	19,854	-	23,525
Net loss, year ended December 31, 2013	-	-	-	-	-	(28,887)	(28,887)
Balance, December 31, 2013	-	-	17,821,574	17,821	65,817	(128,055)	(44,417)

Adjustment to correct common shares
outstanding	-	-	330,960	331	(331)	-	-
Common stock issued for cash	-	-	769,892	770	3,550	-	4,320
Shares issued as repayment of related party
loans	128,700	129	-	-	50,909	-	51,038
Shares issued for compensation	371,300	371	-	-	148,591	-	148,962
Cash contributed by shareholders	-	-	-	-	116	-	116
Net loss, year ended December 31, 2014	-	-	-	-	-	(183,682)	(183,682)
Balance, December 31, 2014	500,000	$500	18,922,426	$18,922	$268,652	$(311,737)	$(23,663)

The accompanying notes are an integral part of these consolidated financial statements.

Classic Rules Judo Championships, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2014	2013
Cash flows from operating activities
Net loss from operations	$(183,682)	$(28,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of accounts payable	-	(12,550)
Share-based compensation expense	148,962	-
Changes in operating liabilities:
Increase (Decrease) in accounts payable and accrued liabilities	29,510	18,897
Net cash used in operating activities	(5,210)	(22,540)

Cash flows from financing activities
Proceeds from related parties	74	208
Cash contributions from related party	116	-
Proceeds from issuance of common stock	4,320	23,025
Net cash provided by financing activities	4,510	23,233

Net change in cash	(700)	693
Cash at beginning of the year	700	7
Cash at end of the year	$-	$700

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Stock subscription receivable on common stock issued	$-	$500
Settlement of advance from officer with subscription receivable	$-	$500
Cancelation of preferred stock into adjusted paid in capital	$-	$1,250
Share adjustment	$331	-
Reclassification from accrued expenses to accounts payable	$9,900	-
Advances from related parties	$53,038	$1,000
Issuance of preferred stock in payment of advance from shareholders	$51,038	$-

The accompanying notes are an integral part of these consolidated financial statements.

Classic Rules Judo Championships, Inc.
Notes to Consolidated Financial Statements
December 31, 2014

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

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenues, has incurred a net loss of $183,682 for the year ended December 31, 2014, has an accumulated deficit of $311,737 at December 31, 2014, has experienced negative cash flows from operations. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to enter to real estate market and has signed an agreement to raise capital to do so. However, the Company needs to raise additional capital in order to fully develop its business plan. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company had no cash equivalents at December 31, 2014 and 2013.

 Classic Rules Judo Championships, Inc.
Notes to Consolidated Financial Statements
December 31, 2014

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Fair Value of Financial Instruments:

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 825, “Financial Instruments” (“Topic No. 825”) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Topic No. 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2014 and 2013 the carrying value of the Company’s cash, accounts payable and accrued liabilities and related party payables approximate fair value due to the short-term nature of these financial instruments.

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

Classic Rules Judo Championships, Inc.
Notes to Consolidated Financial Statements
December 31, 2014

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic No. 740, Income Taxes (“Topic No. 740”) which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At December 31, 2014 and 2013, the entire deferred tax asset, which arises from our net operating losses, has been fully reserved because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.

The Company recognizes and measures uncertain tax positions and records tax benefits when it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties as a component of income tax expense. At December 31, 2014 and 2013 the Company did not have any unrecognized tax benefits and has not accrued any liability for the payment of tax related interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since inception.

 Subsequent Events

In accordance with Topic No. 855 “Subsequent Events” the Company evaluated subsequent events, which are events or transactions that occurred after December 31, 2014 through the date of the issuance of the accompanying consolidated financial statements.

Recently Issued Accounting Pronoucements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred.

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

Classic Rules Judo Championships, Inc.
Notes to Consolidated Financial Statements
December 31, 2014

NOTE D – STOCKHOLDERS’ DEFICIT (CONTINUED)

Preferred Stock (continued)

On April 1, 2013, the Company, Mr. Lapkin and Mr. Gruenbaum cancelled the 1,250,000 outstanding shares of preferred stock held by Mr. Lapkin and Mr. Gruenbaum, 625,000 shares held by each. No consideration was paid by the Company for the return and cancellation of the shares.

On May 9, 2014, the Company approved the designation of 500,000 shares of the preferred stock as Series A Super Voting Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock has liquidation preferences over all other current and future classes of stock with each share being entitled to 200 votes. On June 3, 2015, the Company converted the Series A Preferred Stock to common stock and cancelled the Series A Preferred Stock.

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

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. At December 31, 2014 there were 18,922,426 shares of common stock issued and outstanding.

During the year ended December 31, 2013, the Company issued 3,671,468 common shares for cash proceeds of $23,525.

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

 NOTE E – INCOME TAXES

The income tax provision differs from the amount computed by applying the U.S. Federal and state statutory corporate income tax rates as follows:

	Years Ended December 31,
	2014	2013

U.S Statutory Corporate Income Tax Rate	(34.0)%	(34.0)%
State Income Tax	(7.0)%	(7.0%)
Change in Valuation Allowance on Deferred Tax Asset	41.0%	41.0%
Effective Rate	-%	-%

Net deferred tax assets and liabilities consist of the following components:

	December 31, 2014	December 31 2013
Deferred tax assets:
Net operating loss carry-forward	$127,812	$52,342
Valuation Allowance	(127,812)	(52,342)
Net Deferred tax assets	$-	$-

The Company’s net operating loss carry forwards of $311,737 will begin to expire in 2028.

Classic Rules Judo Championships, Inc.
Notes to Consolidated Financial Statements
December 31, 2014

NOTE F – RELATED PARTY TRANSACTIONS

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

During the year ended December 31, 2014, a principal shareholder and also the former President contributed $116 to the Company as additional paid-in capital.

During the year ended December 31, 2014, related parties made payments totaling $53,038 on behalf of the Company as payment of accounts payable and accrued expenses. Of this amount, $51,038 was paid by a majority shareholder as discussed in Note D and $2,000 was paid by a former officer of the Company.

As discussed in Note D, on May 9, 2014, $51,038 of the shareholder payments were repaid with the issuance of 128,700 shares of Series A Preferred Stock. On the same date, a former related party was issued 371,300 shares of Series A Preferred Stock for compensation valued at $148,962.

There was $2,947 and $873 due to related parties as of December 31, 2014 and 2013.

Classic Rules Judo Championships, Inc.
Notes to Consolidated Financial Statements
December 31, 2014

NOTE G – COMMITMENTS AND CONTINGENCIES

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

NOTE H – SUBSEQUENT EVENTS

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2014, the Company had material weaknesses in its internal control over financial reporting. Specifically management identified the following material weaknesses at December 31, 2014:

●
As of December 31, 2014, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

●
As of December 31, 2014, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

●	As of December 31, 2014, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

●	As of December 31, 2014, there were no independent directors and no independent audit committee.

As a result of the material weakness described above, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting, involving the preparation and reporting of our financial statements presented in conformity with GAAP, were not effective.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors hold office until the annual meeting of shareholders next held after their election. Our officers and directors are as follows:

Name	Age	With Company Since	Director/Position

Craig Burton	52	04/2014	Director, Chief Financial Officer and Secretary
Lorenzo DeLuca	65	10/2015	Director, Chief Executive Officer and President
Ralph Porretti	66	10/2015	Director, Chief Operating Officer, Treasurer

Craig Burton

Craig H. Burton attended University of South Carolina-Coastal and was a duly licensed Real Estate agent in the State of New York. Craig has run a communications business the last 5 years. He is in charge of all company matters at P Laser Company.

Lorenzo DeLuca

Lorenzo DeLuca, age 65, is an attorney who was admitted to practice in the state of New York in 1976. He has been employed by Delshah Capital, LLC for the last five years. Mr. DeLuca has an AB in Economics from Rutgers College 1971 and a JD from New York Law School 1975.

Ralph Porretti

Ralph Porretti, age 66, is a New York State Licensed Real Estate Agent who has been the Commercial Division Manager for Century 21 Smart for the last 1½ years. He was employed by Cornerstone Realty for the previous six years

Audit Committee

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

The following table provides summary information for the fiscal years ended December 31, 2014 and 2013 concerning cash and non-cash compensation paid or accrued by us for our executive officers in excess of $60,000.

Name/ Position	Year	Salary	Bonus	Stock	Other	Total
Craig Burton	2014	$0	$0	$0	$0	$0
Chief Financial Officer	2013	$0	$0	$0	$0	$0
Lorenzo DeLuca	2013	$0	$0	$0	$0	$0
Chief Executive Officer	2014	$0	$0	$0	$0	$0
Ralph Porretti	2014	$0	$0	$0	$0	$0
Chief Operating Officer	2013	$0	$0	$0	$0	$0

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

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2014. The information in this table provides the ownership information for:

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

Title of Class	Name and Address	Number of Shares		Percent of Class
		Preferred	Common	Preferred	Common

Common Stock	Chris Angle (1)(2) 100 Research Drive, Suite 16 Stamford, CT 06906		1,345,757		7%

Common Stock	Data Capital Corp 6 Landmark Square 4th Floor Stamford, CT 06901		2,437,316		13%

Common Stock	Desmond Capital (1)(3) 100 Research Drive Unit 16 Stamford, CT 06906		5,223,050		28%

Common Stock	Stamford Learning Center, LLC (1) 100 Research Drive Unit 16 Stamford, CT 06906		2,997,010		16%

Common Stock	V. Stolere (1) 19 Topledge Rd. Redding, CT 06896		1,003,165		5%

Common Stock	Marina Timofejeva 174 Gerdes Rd New Canaan, CT 06840		1,379,980		7%

Common Stock	Union Capital, LLC 405 Lexington Avenue New York, NY 10174		1,499,565		8%

	Officers and Directors as a group (one person)(1)(2)(3)		6,390,542		34%

(1)
Mr. Angles’ share ownership consists of a total 6,539,412 shares of common stock, 1,345,757 held personally, 1,003,165 held by V. Stolere (Mr. Angle's spouse), and 1,044,610 shares of common stock held by Desmond Capital., of which Mr. Angle is a 20% owner, and 2,997,010 shares of common stock held by Stamford Learning Center, of which Mr. Angle is 100% owner.

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

Since January 1, 2015, we have had no reportable transactions with related parties and none are currently proposed.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2014 and 2013 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

FIRM	FISCAL YEAR 2014	FISCAL YEAR 2013

(i), (ii) Audit Related Fees:

Cowan, Gunteski & Co, P.A.	$11,000	$22,100

(iii) Tax Fees	$-

(iv) All Other Fees	$-	$-

TOTAL FEES	$11,000	$22,100

The Company’s board of directors, acting as our audit committee pre-approved each engagement of our independent registered public accounting firm.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)     Exhibits:

Exhibit Number	Document Description

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

Classic Rules Judo Championships, Inc.
(Registrant)

December 7, 2016	By: /s/ Lorenzo DeLuca
Lorenzo DeLuca, Chief Executive Officer and President

Classic Rules Judo Championships, Inc.
(Registrant)

December 7, 2016	By: /s/ Craig Burton
Craig Burton, Chief Financial Officer and Secretary