Form 10-Q
period 2015-03-31
Classic Rules Judo Championships, Inc.
filed 2016-12-09
CIK 1445831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 69,122,426 shares of common stock as of December 9, 2016.

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

Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in our 2014 Annual Report on Form 10-K and other filings with the SEC.

PART I

ITEM 1     FINANCIAL STATEMENTS

 CLASSIC RULES JUDO CHAMPIONSHIPS, INC.

UNAUDITED FINANCIAL STATEMENTS

March 31, 2015

CONTENTS
[Missing Graphic Reference]

Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014	Page 5

Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 (unaudited)	6

Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (unaudited)	7

Notes to Consolidated Financial Statements (unaudited)	8

Classic Rules Judo Championships, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash	$177	$-
Total current assets	177	-

Total assets	$177	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$4	$-
Accounts payable and accrued liabilities	20,866	20,716
Due to related parties	3,795	2,947
Total current liabilities	24,665	23,663

Stockholders' deficit
Preferred stock; $0.001 par value; 50,000,000 shares authorized; 500,000 shares issued and outstanding at March 31, 2015 and December 31, 2014	500	500
Common stock, $0.001 par value; 100,000,000 shares authorized; 18,922,426 shares issued and outstanding at March 31, 2015 and December 31, 2014	18,922	18,922
Additional paid-in capital	268,672	268,652
Accumulated deficit	(312,582)	(311,737)
Total stockholders' deficit	(24,488)	(23,663)

Total liabilities and stockholders' deficit	$177	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Classic Rules Judo Championships, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2015	2014
Revenue	$-	$-

Operating expenses
General and administrative	845	8,508
Total operating expenses	845	8,508

Loss from operations	(845)	(8,508)

Net loss	$(845)	$(8,508)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,922,426	18,871,100

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Classic Rules Judo Championships, Inc.
Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(845)	$(8,508)
Changes in operating liabilities:
Accounts payable and accrued liabilities	278	3,484
Net cash used in operating activities	(567)	(5,024)
Cash flows from financing activities
Proceeds from bank overdraft	4	4
Proceeds from related party	720	-
Cash contributions from related party	20
Proceeds from issuance of common stock	-	4,320
Net cash provided by financing activities	744	4,324

Net change in cash	177	(700)
Cash at beginning of period	-	700
Cash at end of period	$177	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Expenses paid by related party	$128	$-
Share adjustment	$-	$331

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Classic Rules Judo Championships, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements as of March 31, 2015, and for the three months ended March 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. They should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2014. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of March 31, 2015 and the results of operations for the three months ended March 31, 2015 and 2014 and cash flows for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of Classic Rules Judo Championships, Inc. and its wholly owned subsidiary Classic Rules World Judo Championships, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

NOTE B – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2015, the Company had a working capital deficit of $24,488 and accumulated deficit of $312,582. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
March 31, 2015
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

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. At March 31, 2015 there were 18,922,426 shares of common stock issued and outstanding.

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

NOTE D – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2015, a controlling shareholder contributed $20 to the Company as additional paid-in capital. Additionally, the Company received non-interest bearing loans from the same controlling shareholder totaling $848 of which $128 was paid directly to service providers on behalf of the Company resulting in cash proceeds of $720.

There was $3,795 and $2,947 due to related parties as of March 31, 2015 and December 31, 2014.

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

NOTE F – SUBSEQUENT EVENTS

On June 3, 2015, the Company amended the designation of the Series A Preferred Stock and converted the outstanding 500,000 shares of Series A Preferred Stock to 200,000 shares of common stock and cancelled the Series A Preferred Stock

On October 15, 2015, the Company entered into a stock purchase agreement whereby it will issue up to 50,000,000 shares of restricted common stock for $0.01 cash per share representing total cash proceeds of up to $500,000. On the same date, the Company issued 50,000,000 common shares and recorded a subscription receivable for $500,000 of which $30,000 was received on June 2, 2015.

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

Results of Operations

Comparison of the three months ended March 31, 2015 and 2014

Revenues. The Company had no revenue during the three months ended March 31, 2015 or 2014.

Cost of Revenues. The Company had no cost of revenue for the three months ended March 31, 2015 or 2014.

General and Administrative expenses. The Company incurred $845 of general and administrative expenses during the three months ended March 31, 2015 compared to $8,508 during the same period in 2014. The decrease in general and administrative expenses is the result of timing of services being provided on behalf of the Company to catch up past due filings with the SEC.

Loss From Operations. The Company incurred an operating loss of $845 during the three months ended March 31, 2015 compared to $8,508 during the same period in 2014. The decrease in net loss is a result of decreased general and administrative expenses as discussed previously.

Other Income (Expense). The Company had no other income or expense during the three months ended March 31, 2015 or 2014.

Net Loss. The Company incurred a net loss of $845 during the three months ended March 31, 2015 compared to $8,508 during the same period in 2014. The decrease in net loss is a result of decreased general and administrative expenses as discussed previously.

Liquidity and Capital Resources

At March 31, 2015, the Company had current assets of $177 and currently liabilities totaling $24,665 creating a working capital deficit of $24,488. Current assets consisted of $177 in cash. Current liabilities consisted of accounts payable and accrued liabilities totaling $20,866, a bank overdraft of $4 and due to related parties totaling $3,795.

Cash Flows

Net cash used in operating activities was $567and $5,024 during the three months ended March 31, 2015 and 2014, respectively. Net cash used in operating activities during the three months ended March 31, 2015 consisted of a net loss of $845 which was offset by a positive change in working capital of $278. The net cash used in operating activities during the three months ended March 31, 2014 consisted of a net loss of $8,508 and changes in working capital of $3,484.

Net cash provided by financing activities were $744 and $4,324 during the three months ended March 31, 2015 and 2014, respectively. Net cash provided by financing activities during the three months ended March 31, 2015 consisted of $4 received from bank overdrafts, $720 of proceeds from related party payables and $20 of cash contributions. Net cash provided by financing activities during the three months ended March 31, 2014 consisted of proceeds from bank overdrafts of $4 and $4,320 from the sale of common stock.

As of March 31, 2015, the Company was primarily relying on its corporate officers, directors, and outside investors for the funding needed for the implementation of its business plan. The Company’s management is currently looking for the capital needed to complete its corporate objectives. The Company cannot predict the extent to which its liquidity and capital resources will be available prior to executing its business plan or whether it will have sufficient capital to fund typical operating expenses.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2015, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of March 31, 2015, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at March 31, 2015:

.
●
As of March 31, 2015, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

●
As of March 31, 2015, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to current requirements of GAAP and SEC disclosure requirements.

●	As of March 31, 2015, there was a lack of segregation of duties, in that we had only one person performing all accounting-related duties.

●	As of March 31, 2015, there were no independent directors and no independent audit committee.

As a result of the material weaknesses described above, management has concluded that, as of March 31, 2015, the Company’s internal control over financial reporting involving the preparation and reporting of our financial statements presented in conformity with GAAP, were not effective.

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

Item 1A.     Risk Factors

An investment in our shares is speculative and involves a high degree of risk. Therefore, you should not invest in our shares unless you are able to bear a loss of your entire investment. You should carefully consider the following factors as well as those set forth in our annual report on Form 10-K for the year ended December 31, 2014 and the other information contained herein before deciding to invest in our shares. Factors that could cause actual results to differ from our expectations, statements or projections include the risks and uncertainties relating to our business described above. The fact that some of the risk factors may be the same or similar to our past filings, means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our SEC filings are part of doing business in our industry and will likely be present in all periods reported. The fact that certain risks are endemic to our industry does not lessen the significance of the risk. We urge you to carefully consider the following discussion of risks as well as other information regarding our common stock. This report and statements that we may make from time to time may contain forward-looking information. There can be no assurance that actual results will not differ materially from our expectations, statements or projections.

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

Dated: December 9, 2016	Classic Rules Judo Championships, Inc.

By: /s/ Lorenzo DeLuca
Lorenzo DeLuca, Chief Executive Officer and President

Dated: December 9, 2016	Classic Rules Judo Championships, Inc.

By: /s/ Craig Burton
Craig Burton, Chief Financial Officer and Secretary