Form 10-Q
period 2015-06-30
Classic Rules Judo Championships, Inc.
filed 2016-12-09
CIK 1445831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

PART I

ITEM 1     FINANCIAL STATEMENTS

 CLASSIC RULES JUDO CHAMPIONSHIPS, INC.

UNAUDITED FINANCIAL STATEMENTS

June 30, 2015

CONTENTS
[Missing Graphic Reference]

Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014	Page 5

Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014 (unaudited)	6

Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (unaudited)	7

Notes to Consolidated Financial Statements (unaudited)	8

Classic Rules Judo Championships, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash	$30,175	$-
Total current assets	30,175	-

Total assets	$30,175	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Bank overdraft	$8	$-
Accounts payable and accrued liabilities	21,917	20,716
Due to related parties	4,595	2,947
Total current liabilities	26,520	23,663

Stockholders' equity (deficit)
Common stock subscribed	30,000	-
Preferred stock; $0.001 par value; 50,000,000 shares authorized; 0 and 500,000 shares issued and outstanding at June 30, 2015 and December 31, 2014	-	500
Common stock, $0.001 par value; 100,000,000 shares authorized; 19,122,426 and 18,922,426 shares issued and outstanding at June 30, 2015 and December 31, 2014	19,122	18,922
Additional paid-in capital	268,984	268,652
Accumulated deficit	(314,451)	(311,737)
Total stockholders' equity (deficit)	3,655	(23,663)

Total liabilities and stockholders' equity (deficit)	$30,175	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Classic Rules Judo Championships, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	1,869	161,969	2,714	170,477
Total operating expenses	1,869	161,969	2,714	170,477

Loss from operations	(1,869)	(161,969)	(2,714)	(170,477)

Net loss	$(1,869)	$(161,969)	$(2,714)	$(170,477)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares outstanding	18,983,964	18,922,426	18,953,365	18,896,905

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Classic Rules Judo Championships, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months ended June 30,
	2015	2014
	(restated)
Cash flows from operating activities
Net loss	$(2,714)	$(170,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares based compensation	-	148,962
Changes in operating liabilities:
Increase in accounts payable and accrued liabilities	1,329	16,447
Net cash used in operating activities	(1,385)	(5,068)

Cash flows from financing activities
Proceeds from bank overdraft	8	8
Proceeds from related party	1,520	-
Cash contributions from related party	32	40
Proceeds from common stock subscriptions	30,000	-
Proceeds from issuance of common stock	-	4,320
Net cash provided by financing activities	31,560	4,368

Net change in cash	30,175	(700)
Cash at beginning of period	-	700
Cash at end of period	$30,175	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Share adjustment	$-	$331
Reclassification from accrued liabilities to accounts payable	$-	$9,500
Expenses paid by related party	$128	$-
Advances from shareholders	-	53,038
Issuance of preferred stock in payment of advance from shareholders	-	51,038
Conservation of preferred stock to common stock	$500	$-

The accompanying notes are an integral part of these consolidated financial statements.

Classic Rules Judo Championships, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements as of June 30, 2015, and for the three and six months ended June 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. They should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2014. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of June 30, 2015 and the results of operations for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014. The results of operations for the three months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of Classic Rules Judo Championships, Inc. and its wholly owned subsidiary Classic Rules World Judo Championships, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

NOTE B – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2015, the Company had working capital of $3,655 and accumulated deficit of $314,451. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
June 30, 2015
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

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. At June 30, 2015 there were 19,122,426 shares of common stock issued and outstanding.

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

On June 3, 2015, the Company converted the Series A Preferred Stock to 200,000 shares common stock and cancelled the Series A Preferred Stock.

Common Stock Subscribed

On June 2, 2015, the Company accepted a subscription for 3,000,000 shares of common stock in exchange for $30,000 of cash.

NOTE D – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2015, a controlling shareholder contributed $32 to the Company as additional paid-in capital. Additionally, the Company received non-interest bearing loans from the same controlling shareholder totaling $1,648 of which $128 was paid directly to service providers on behalf of the Company resulting in net cash proceeds of $1,520.

There was $4,595 and $2,947 due to related parties as of June 30, 2015 and December 31, 2014.

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

NOTE F– SUBSEQUENT EVENTS

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

Results of Operations

Comparison of the three and six months ended June 30, 2015 and 2014

Revenues. The Company had no revenue during the three or six months ended June 30, 2015 or 2014.

Cost of Revenues. The Company had no cost of revenue for the three or six months ended June 30, 2015 or 2014.

General and Administrative expenses. The Company incurred $1,869 of general and administrative expenses during the three months ended June 30, 2015 compared to $161,969 during the same period in 2014. Additionally, the Company incurred $2,714 of general and administrative expenses during the six months ended June 30, 2015 compared to $170,477during the same period in 2014. The decrease in general and administrative expenses is the result of timing of services being provided on behalf of the Company to catch up past due filings with the SEC and a one time stock based expense of $148,962 occurring during the three and six months ended June 30, 2014 that did not exist during the three and six months ending June 30, 2015.

Loss From Operations. The Company incurred an operating loss of $1,869 during the three months ended June 30, 2015 compared to $161,969 during the same period in 2014. Additionally, the Company incurred an operating loss of $2,714 during the six months ended June 30, 2015 compared to $170,477 during the same period in 2014. The decrease in net loss is a result of decreased general and administrative expenses as discussed previously.

Other Income (Expense). The Company had no other income or expense during the three or six months ended June 30, 2015 or 2014.

Net Loss. The Company incurred a net loss of $1,869 during the three months ended June 30, 2015 compared to $161,969 during the same period in 2014. Additionally, the Company incurred a net loss of $2,714 during the six months ended June 30, 2015 compared to $170,477 during the same period in 2014. The decrease in net loss is a result of decreased general and administrative expenses as discussed previously.

Liquidity and Capital Resources

At June 30, 2015, the Company had current assets of $30,175 and currently liabilities totaling $26,520 resulting in working capital of $3,655. Current assets consisted of $30,175 in cash. Current liabilities consisted of accounts payable and accrued liabilities totaling $21,917, a bank overdraft of $8 and advances from related parties totaling $4,595.

Cash Flows

Net cash used in operating activities was $1,385 and $5,068 during the six months ended June 30, 2015 and 2014, respectively. Net cash used in operating activities during the six months ended June 30, 2015 consisted of a net loss of $2,714 which was offset by a positive change in working capital of $1,329. The net cash used in operating activities during the six months ended June 30, 2014 consisted of a net loss of $170,477, a non-cash expense of $148,962 and changes in working capital of $16,447.

Net cash provided by financing activities were $31,560 and $4,368 during the six months ended June 30, 2015 and 2014, respectively. Net cash provided by financing activities during the six months ended June 30, 2015 consisted of $8 received from bank overdrafts, $1,520 of proceeds from related party payables, $32 of cash contributions and proceeds from common stock subscriptions of $30,000. Net cash provided by financing activities during the six months ended June 30, 2014 consisted of proceeds from bank overdrafts of $8, $40 of cash contributions and $4,320 from the sale of common stock.

As of June 30, 2015, the Company was primarily relying on its corporate officers, directors, and outside investors for the funding needed for the implementation of its business plan. The Company’s management is currently looking for the capital needed to complete its corporate objectives. The Company cannot predict the extent to which its liquidity and capital resources will be available prior to executing its business plan or whether it will have sufficient capital to fund typical operating expenses.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2015, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of June 30, 2015, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at June 30, 2015:

.
●
As of June 30, 2015, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

●
As of June 30, 2015, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to current requirements of GAAP and SEC disclosure requirements.

●	As of June 30, 2015, there was a lack of segregation of duties, in that we had only one person performing all accounting-related duties.

●	As of June 30, 2015, there were no independent directors and no independent audit committee.

As a result of the material weaknesses described above, management has concluded that, as of June 30, 2015, the Company’s internal control over financial reporting involving the preparation and reporting of our financial statements presented in conformity with GAAP, were not effective.

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