Form 10-K
period 2015-12-31
Classic Rules Judo Championships, Inc.
filed 2017-01-06
CIK 1445831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
Commission file number 333-167451

CLASSIC RULES JUDO CHAMPIONSHIPS, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-2653358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

269 Forest Ave,
Staten Island, NY	10301
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code (718) 447-1900

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 69,322,426 shares of common stock as of January 6, 2017.

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

Employees

The Company presently has no employees other than its officer. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to hire any full-time employees until absolutely necessary for the operations of the Company. The need for employees and their availability will be addressed in connection with the scope and requirements of the operations of the Company.

As of December 31, 2015, we had no employees other than our officer and director. We anticipate that we will not hire any employees in the next twelve months, unless we generate significant revenues.

 Facilities

Our executive, administrative and operating offices are located at 269 Forest Ave, Staten Island, NY 10301. There is no written agreement documenting this arrangement.

We have no policies with respect to investments in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities. The mailing address of Classic Rules Judo is 269 Forest Ave, Staten Island, NY 10301.

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

The independent accountant’s report on the Company’s financial statements for the years ended December 31, 2015 and 2014, contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

Currently, our office space is located at 269 Forest Ave, Staten Island, NY 10301; our telephone number is (315) 451-4889.

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

As of January 6, 2017, there were 69,322,426 shares of common stock of the Company issued and outstanding.

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

We intended to establish and promote tournaments for the sport of classical judo and hosted two such tournaments: one in 2010 and one in 2011. The Company has not hosted a tournament since 2011 and has since changed its business to real estate investing and development.

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

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

General and Administrative Expenses. The Company incurred general and administrative expenses of $6,696 during the year ended December 31, 2015 compared to $183,682 during the year ended December 31, 2014. The decrease is related a one time stock based compensation expense of $148,962 that existed during the year ended December 31, 2014 compared to $41 during the year ended December 31, 2015 combined with lower overall operating costs as the Company works to become current in its reporting requirements during the year ended December 31, 2015.

Operating loss. As a result of the Company's general and administrative expenses, the Company incurred an operating loss of $6,696 for the year ended December 31, 2015 as compared with $183,682 for the year ended December 31, 2014.

Net Loss. The Company incurred a net loss of $6,696 during the year ended December 31, 2015 compared to $183,682 during the year ended December 31, 2014.

Liquidity and Capital Resources

At December 31, 2015, we had cash of $9,044 and current liabilities totaling $9,330 creating a working capital deficit of $286. Current liabilities consisted of accounts payable and accrued liabilities of $9,330.

Share Issuances

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

During the year ended December 31, 2015, the Company accepted the conversion of 500,000 shares of Series A Preferred Stock for 200,000 shares of common stock; issued 50,000,000 common shares for total cash proceeds of $30,000 and receivable of $30,000issued 165,480 common shares valued at $1,654 for no consideration and issued 34,520 common shares valued at $41 for professional services.

Cash Flows

Net cash used in operating activities were $20,914 and $5,210  during the years ended December 31, 2015 and 2014. Net cash used in operating activities during the year ended December 31, 2015 consisted of a net loss of $6,696 non-cash expenses totaling $41 and a change in working capital of $14,259. Net cash used in operating activities during the year ended December 31, 2014 consisted of a net loss of $183,682, non-cash expenses of $148,962 and positive changes in working capital of $29,510.

Net cash provided by financing activities were $29,958 and $4,510 during the years ended December 31, 2015 and 2014. Net cash provided by financing activities during the year ended December 31, 2015 consisted net repayments of related party loans of $74, cash contributions from shareholders of $32 and proceeds from the sale of common stock of $30,000. Net cash provided by financing activities during the year ended December 31, 2014 consisted of proceeds from related parties totaling $74, cash contributions from related parties of $116 and proceeds from the sale of common stock totaling $4,320.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders’
Classic Rules Judo Championships, Inc.
Staten Island, New York

We have audited the accompanying consolidated balance sheets of Classic Rules Judo Championships, Inc.  (the “Company”) as of December 31, 2015 and 2014 and the related statements of operations, changes in stockholders' deficit, and cash flows the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements of the Company present fairly, in all material respects, their financial position as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has incurred a net loss, has negative cash flows from operations and has not generated revenues, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
MaloneBailey, LLP
Houston, Texas
January 6, 2017

Classic Rules Judo Championships, Inc.
Consolidated Balance Sheets

	December 31,
	2015	2014
ASSETS
Current assets
Cash	$9,044	$-
Total current assets	9,044	-

Total assets	$9,044	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$9,330	$23,589
Related party payables	-	74
Total current liabilities	9,330	23,663

Stockholders' deficit
Subscription receivable	(30,000)	-
Preferred stock; $0.001 par value; 50,000,000 shares authorized; none and 500,000 issued and outstanding at December 31, 2015 and 2014, respectively	-	500
Common stock, $0.001 par value; 100,000,000 shares authorized; 69,322,426 and 18,922,426 shares issued and outstanding at December 31, 2015 and 2014, respectively	69,322	18,922
Additional paid-in capital	278,825	268,652
Accumulated deficit	(318,433)	(311,737)
Total stockholders' deficit	(286)	(23,663)

Total liabilities and stockholders' deficit	$9,044	$-

The accompanying notes are an integral part of these consolidated financial statements.

Classic Rules Judo Championships, Inc.
Consolidated Statements of Operations

	Year ended December 31,
	2015	2014
Revenue	$-	$-

Operating expenses
General and administrative	6,696	183,682
Total operating expenses	6,696	183,682

Loss from operations	(6,696)	(183,682)

Net loss	$(6,696)	$(183,682)

Basic and diluted net loss per common share	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic and diluted	29,755,303	18,909,770

The accompanying notes are an integral part of these consolidated financial statements.

Classic Rules Judo Championships, Inc.
Consolidated Statement of Stockholders' Deficit
For the Years Ended December 31, 2015 and 2014

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2013	-	$-	17,821,574	$17,821	$65,817	$-	$(128,055)	$(44,417)

Adjustment to correct common shares
outstanding	-	-	330,960	331	(331)	-	-	-
Common stock issued for cash	-	-	769,892	770	3,550	-	-	4,320
Shares issued as repayment of related party
loans	128,700	129	-	-	50,909	-	-	51,038
Shares issued for compensation	371,300	371	-	-	148,591	-	-	148,962
Cash contributed by shareholders	-	-	-	-	116		-	116
Net loss, year ended December 31, 2014	-	-	-	-	-	-	(183,682)	(183,682)
Balance, December 31, 2014	500,000	$500	18,922,426	$18,922	$268,652	$-	$(311,737)	$(23,663)

Cash contributed by shareholders	--	-	-	-	32	-	-	32
Conversion of preferred stock to common
stock	(500,000)	(500)	200,000	200	300	-	-	-
Common stock issued for cash and
subscription receivable	-	-	50,000,000	50,000	-	(30,000)	-	30,000
Common shares issued to investors for no
consideration	-	-	165,480	165	-	-	-	-
Common stock issued for services	-	-	34,520	35	-	-	-	41
Net Loss						-	(6,696)	(6,696)
Balance, December 31, 2015	-	$-	69,322,426	$69,322	$278,825	$(30,000)	$(318,433)	$(286)

The accompanying notes are an integral part of these consolidated financial statements.

Classic Rules Judo Championships, Inc.
Statements of Cash Flows

	Year ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(6,696)	$(183,682)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	41	148,962
Changes in operating liabilities:
Accounts payable and accrued liabilities	(14,259)	29,510
Net cash used in operating activities	(20,914)	(5,210)

Cash flows from financing activities
Proceeds from (repayments made) to related parties	(74)	74
Cash contributions from related party	32	116
Proceeds from issuance of stock	30,000	4,320
Net cash provided by financing activities	29,958	4,510

Net change in cash	9,044	(700)
Cash at beginning of period	-	700
Cash at end of period	$9,044	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Share adjustment	$-	$331
Reclassification from accrued expenses to accounts payable	$-	$9,900
Advance from related parties	$-	$53,038
Issuance of preferred stock in payment of advance from shareholders	$-	$51,038
Conversion of preferred stock to common stock	$500	$-
Expenses paid by related party	$128	$-
Common shares issued to investors for $nil consideration	$165	$-

The accompanying notes are an integral part of these consolidated financial statements.

Classic Rules Judo Championships, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

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

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenues, has incurred net losses of $6,696 and $183,682 for the years ended December 31, 2015 and 2014, has an accumulated deficit of $318,433 and $311,737 at December 31, 2015 and 2014, and has experienced negative cash flows from operations. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company had no cash equivalents at December 31, 2015 and 2014.

 Classic Rules Judo Championships, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Fair Value of Financial Instruments:

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 825, “Financial Instruments” (“Topic No. 825”) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Topic No. 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2015 and 2014 the carrying value of the Company’s cash, accounts payable and accrued liabilities and related party payables approximate fair value due to the short-term nature of these financial instruments.

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
December 31, 2015 and 2014

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic No. 740, Income Taxes (“Topic No. 740”) which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At December 31, 2015 and 2014, the entire deferred tax asset, which arises from our net operating losses, has been fully reserved because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.

The Company recognizes and measures uncertain tax positions and records tax benefits when it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties as a component of income tax expense. At December 31, 2015 and 2014 the Company did not have any unrecognized tax benefits and has not accrued any liability for the payment of tax related interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since inception.

 Subsequent Events

In accordance with Topic No. 855 “Subsequent Events” the Company evaluated subsequent events, which are events or transactions that occurred after December 31, 2015 through the date of the issuance of the accompanying consolidated financial statements.

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

Related parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE D – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share.

Classic Rules Judo Championships, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

NOTE D – STOCKHOLDERS’ DEFICIT (CONTINUED)

Preferred Stock (continued)

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

On June 3, 2015, the Company accepted the conversion of all outstanding shares of Series A Preferred Stock and issued 200,000 shares of common stock in exchange for 500,000 shares of Series A Preferred Stock.

There was 0 and 500,000 shares of Series A Preferred Stock issued and outstanding at December 31, 2015 and 2014.

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value of $0.001 per share.

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

On June 3, 2015, the Company accepted the conversion of all outstanding shares of Series A Preferred Stock and issued 200,000 shares of common stock in exchange for 500,000 shares of Series A Preferred Stock.

On October 15, 2015, the Company issued 50,000,000 shares of common stock Gladstone Ventures, LLC which the Company’s CEO is a Managing Member, for cash proceeds of $30,000 and a subscription receivable of $30,000, which was paid subsequent to year end, on October 4, 2016.

In November 2015, certain shareholders of the Company expressed dissatisfaction. While no legal action was taken by the shareholders, the Company deemed it was in its best interest to settle with the shareholders by issuing a total of 165,480 shares of common stock. The common stock issuance was treated as an equity financing activity and adjusted against additional paid in capital.

On November 4, 2015, the Company issued a total of 34,520 shares of common stock fair valued at $41 for professional services performed related to settling with the dissatisfied shareholders.

At December 31, 2015 and 2014 there were 69,322,426 and 18,922,426 shares of common stock issued and outstanding.

 NOTE E – INCOME TAXES

The income tax provision differs from the amount computed by applying the U.S. Federal and state statutory corporate income tax rates as follows:

	Years Ended December 31,
	2015	2014

U.S Statutory Corporate Income Tax Rate	(34.0)%	(34.0)%
State Income Tax	(7.0)%	(7.0%)
Change in Valuation Allowance on Deferred Tax Asset	41.0%	41.0%
Effective Rate	-%	-%

Net deferred tax assets and liabilities consist of the following components:

	December 31, 2015	December 31 2014
Deferred tax assets:
Net operating loss carry-forward	$130,558	$127,812
Valuation Allowance	(130,558)	(127,812)
Net Deferred tax assets	$-	$-

The Company’s net operating loss carry forwards of $318,433 will begin to expire in 2028.

Classic Rules Judo Championships, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

NOTE F – RELATED PARTY TRANSACTIONS

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

During the year ended December 31, 2015 the Company received cash contributions from a related party totaling $32 and made net repayments to related parties of $74. Additionally, there was $128 which was expenses paid by this related party on behalf of the Company.

There was $0 and $74 due to related parties as of December 31, 2015 and 2014.

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

[Missing Graphic Reference]

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2015, the Company had material weaknesses in its internal control over financial reporting. Specifically management identified the following material weaknesses at December 31, 2015:

●
As of December 31, 2015, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

●
As of December 31, 2015, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

●	As of December 31, 2015, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

●	As of December 31, 2015, there were no independent directors and no independent audit committee.

As a result of the material weakness described above, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting, involving the preparation and reporting of our financial statements presented in conformity with GAAP, were not effective.

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

The following table provides summary information for the fiscal years ended December 31, 2015 and 2014 concerning cash and non-cash compensation paid or accrued by us for our executive officers in excess of $60,000.

Name/ Position	Year	Salary	Bonus	Stock	Other	Total
Craig Burton	2015	$0	$0	$0	$0	$0
Chief Financial Officer	2014	$0	$0	$0	$0	$0
Lorenzo DeLuca	2015	$0	$0	$0	$0	$0
Chief Executive Officer	2014	$0	$0	$0	$0	$0
Ralph Porretti	2015	$0	$0	$0	$0	$0
Chief Operating Officer	2014	$0	$0	$0	$0	$0

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

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2015. The information in this table provides the ownership information for:

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

Title of Class	Name and Address	Number of Shares		Percent of Class
		Preferred	Common	Preferred	Common

Common Stock	Gladstone Ventures, LLC 114 East 13th St., FRNT 1 New York, NY 10003		56,995,271		82.2%

Common Stock	Officers and Directors as a group (one person)(1)		148,520		0.2%

(1)	Mr. Craig Burton is the owner of 148,520 common shares

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since January 1, 2015, we have had no reportable transactions with related parties and none are currently proposed.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2015 and 2014 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

FIRM	FISCAL YEAR 2015	FISCAL YEAR 2014

(i), (ii) Audit Related Fees:

Cowan, Gunteski & Co, P.A.	$-	$11,000

MaloneBaily, LLP	$8,000	$-

(iii) Tax Fees	$-

(iv) All Other Fees	$-	$-

TOTAL FEES	$8,000	$11,000

The Company’s board of directors, acting as our audit committee pre-approved each engagement of our independent registered public accounting firm.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)     Exhibits:

Exhibit Number	Document Description

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

Classic Rules Judo Championships, Inc.
(Registrant)

January 6, 2017	By: /s/ Lorenzo DeLuca
Lorenzo DeLuca, Chief Executive Officer and President

Classic Rules Judo Championships, Inc.
(Registrant)

January 6, 2017	By: /s/ Craig Burton
Craig Burton, Chief Financial Officer and Secretary