Form 10-Q
period 2016-03-31
Classic Rules Judo Championships, Inc.
filed 2017-01-06
CIK 1445831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in our 2015 Annual Report on Form 10-K and other filings with the SEC.

PART I

ITEM 1     FINANCIAL STATEMENTS

 CLASSIC RULES JUDO CHAMPIONSHIPS, INC.

UNAUDITED FINANCIAL STATEMENTS

March 31, 2016

CONTENTS

Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015	Page 5

Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 (unaudited)	6
5
Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (unaudited)	7

Notes to Consolidated Financial Statements (unaudited)	8

Classic Rules Judo Championships, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash	$6,849	$9,044
Total current assets	6,849	9,044

Total assets	$6,849	$9,044

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$15,020	$9,330
Total current liabilities	15,020	9,330

Stockholders' deficit
Subscription receivable	(30,000)	(30,000)
Preferred stock; $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 69,322,426 shares issued and outstanding	69,322	69,322
Additional paid-in capital	278,825	278,825
Accumulated deficit	(326,318)	(318,433)
Total stockholders' deficit	(8,171)	(286)

Total liabilities and stockholders' deficit	$6,849	$9,044

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Classic Rules Judo Championships, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2016	2015
Revenue	$-	$-

Operating expenses
General and administrative	7,885	845
Total operating expenses	7,885	845

Loss from operations	(7,885)	(845)

Net income (loss)	$(7,885)	$(845)

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	69,322,426	18,922,426

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Classic Rules Judo Championships, Inc.
Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(7,885)	$(845)
Changes in operating liabilities:
Accounts payable and accrued liabilities	5,690	150
Net cash used in operating activities	(2,195)	(695)

Cash flows from financing activities
Proceeds from bank overdraft	-	4
Proceeds from (repayments made) to related parties	-	848
Cash contributions from related party	-	20
Net cash provided by financing activities	-	872

Net change in cash	(2,195)	177
Cash at beginning of period	9,044	-
Cash at end of period	$6,849	$177

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Expenses paid by related party	$-	$128

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Classic Rules Judo Championships, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements as of March 31, 2016, and for the three months ended March 31, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. They should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2015. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of March 31, 2016 and the results of operations for the three months ended March 31, 2016 and 2015 and cash flows for the three months ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of Classic Rules Judo Championships, Inc. and its wholly owned subsidiary Classic Rules World Judo Championships, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

NOTE B – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2016, the Company had a working capital deficit of $8,171 and accumulated deficit of $326,318. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Classic Rules Judo Championships, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(Unaudited)

 NOTE C – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. There were no shares of preferred stock issued or outstanding at Mach 31, 2016 or December 31, 2015.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. There were 69,322,426 shares issued and outstanding at March 31, 2016 and December 31, 2015.

NOTE D – COMMITMENTS AND CONTINGENCIES

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

NOTE E – SUBSEQUENT EVENTS

During the year ended December 31, 2015, the Company issued a total of 50,000,000 shares of common stock for cash proceeds of $30,000 and a subscription receivable of $30,000. Company received $30,000 on October 4, 2016 for this receivable.

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

Results of Operations

Comparison of the three months ended March 31, 2016 and 2015

Revenues. The Company had no revenue during the three months ended March 31, 2016 or 2015.

Cost of Revenues. The Company had no cost of revenue for the three months ended March 31, 2016 or 2015.

General and Administrative expenses. The Company incurred $7,885 of general and administrative expenses during the three months ended March 31, 2016 compared to $845 during the same period in 2015. The increase in general and administrative expenses is the result of timing of services being provided on behalf of the Company to catch up past due filings with the SEC.

Loss From Operations. The Company incurred an operating loss of $7,885 during the three months ended March 31, 2016 compared to $845 during the same period in 2015. The increase in net loss is a result of decreased general and administrative expenses as discussed previously.

Other Income (Expense). The Company had no other income or expense during the three months ended March 31, 2016 or 2015.

Net Loss. The Company incurred a net loss of $7,885 during the three months ended March 31, 2016 compared to $845during the same period in 2015. The increase in net loss is a result of decreased general and administrative expenses as discussed previously.

Liquidity and Capital Resources

At March 31, 2016, the Company had current assets of $6,849 and currently liabilities totaling $15,020 creating a working capital deficit of $8,171. Current assets consisted of $6,849 in cash. Current liabilities consisted of accounts payable and accrued liabilities totaling $15,020.

Cash Flows

Net cash used in operating activities was $2,195 and $695 during the three months ended March 31, 2016 and 2015, respectively. Net cash used in operating activities during the three months ended March 31, 2016 consisted of a net loss of $7,885 which was offset by a positive change in working capital of $5,690. The net cash used in operating activities during the three months ended March 31, 2015 consisted of a net loss of $845 which was offset by a positive change in working capital of $150.

Net cash provided by financing activities were $0 and $872 during the three months ended March 31, 2016 and 2015, respectively. Net cash provided by financing activities during the three months ended March 31, 2015 consisted of $4 received from bank overdrafts, $848 of proceeds from related party payables and $20 of cash contributions.

As of March 31, 2016, the Company was primarily relying on its corporate officers, directors, and outside investors for the funding needed for the implementation of its business plan. The Company’s management is currently looking for the capital needed to complete its corporate objectives. The Company cannot predict the extent to which its liquidity and capital resources will be available prior to executing its business plan or whether it will have sufficient capital to fund typical operating expenses.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2016, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of March 31, 2016, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at March 31, 2016:

●
As of March 31, 2016, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

●
As of March 31, 2016, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to current requirements of GAAP and SEC disclosure requirements.

●	As of March 31, 2016, there was a lack of segregation of duties, in that we had only one person performing all accounting-related duties.

●	As of March 31, 2016, there were no independent directors and no independent audit committee.

As a result of the material weaknesses described above, management has concluded that, as of March 31, 2016, the Company’s internal control over financial reporting involving the preparation and reporting of our financial statements presented in conformity with GAAP, were not effective.

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

Item 1A.     Risk Factors

An investment in our shares is speculative and involves a high degree of risk. Therefore, you should not invest in our shares unless you are able to bear a loss of your entire investment. You should carefully consider the following factors as well as those set forth in our annual report on Form 10-K for the year ended December 31, 2015 and the other information contained herein before deciding to invest in our shares. Factors that could cause actual results to differ from our expectations, statements or projections include the risks and uncertainties relating to our business described above. The fact that some of the risk factors may be the same or similar to our past filings, means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our SEC filings are part of doing business in our industry and will likely be present in all periods reported. The fact that certain risks are endemic to our industry does not lessen the significance of the risk. We urge you to carefully consider the following discussion of risks as well as other information regarding our common stock. This report and statements that we may make from time to time may contain forward-looking information. There can be no assurance that actual results will not differ materially from our expectations, statements or projections.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Dated: January 6, 2017	Classic Rules Judo Championships, Inc.

By: /s/ Lorenzo DeLuca
Lorenzo DeLuca, Chief Executive Officer and President

Dated: January 6, 2017	Classic Rules Judo Championships, Inc.

By: /s/ Craig Burton
Craig Burton, Chief Financial Officer and Secretary