Form 10-Q
period 2016-06-30
Classic Rules Judo Championships, Inc.
filed 2017-01-06
CIK 1445831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

PART I

ITEM 1     FINANCIAL STATEMENTS

 CLASSIC RULES JUDO CHAMPIONSHIPS, INC.

UNAUDITED FINANCIAL STATEMENTS

June 30, 2016

CONTENTS
[Missing Graphic Reference]

Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015	Page 5

Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015 (unaudited)	6
5
Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (unaudited)	7

Notes to Consolidated Financial Statements (unaudited)	8

Classic Rules Judo Championships, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash	$6,714	$9,044
Total current assets	6,714	9,044

Total assets	$6,714	$9,044

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$15,335	$9,330
Total current liabilities	15,335	9,330

Stockholders' deficit
Subscription receivable	(30,000)	(30,000)
Preferred stock; $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 69,322,426 shares issued and outstanding	69,322	69,322
Additional paid-in capital	278,825	278,825
Accumulated deficit	(326,768)	(318,433)
Total stockholders' deficit	(8,621)	(286)

Total liabilities and stockholders' deficit	$6,714	$9,044

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Classic Rules Judo Championships, Inc.
Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	450	1,869	8,335	2,714
Total operating expenses	450	1,869	8,335	2,714

Loss from operations	(450)	(1,869)	(8,335)	(2,714)

Net income (loss)	$(450)	$(1,869)	$(8,335)	$(2,714)

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	69,322,426	18,983,964	69,322,426	18,953,365

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Classic Rules Judo Championships, Inc.
Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(8,335)	$(2,714)
Changes in operating liabilities:
Accounts payable and accrued liabilities	6,005	1,209
Net cash used in operating activities	(2,330)	(1,505)

Cash flows from financing activities
Proceeds from (repayments made) to related parties	-	1,648
Proceeds from common stock subscriptions	-	30,000
Cash contributions from related party	-	32
Net cash provided by financing activities	-	31,680

Net change in cash	(2,330)	30,175
Cash at beginning of period	9,044	-
Cash at end of period	$6,714	$30,175

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Expenses paid by related party	$-	$128
Conversion of preferred stock to common stock	$-	$500

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Classic Rules Judo Championships, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements as of June 30, 2016, and for the three and six months ended June 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. They should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2015. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of June 30, 2016 and the results of operations for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of Classic Rules Judo Championships, Inc. and its wholly owned subsidiary Classic Rules World Judo Championships, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

NOTE B – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2016, the Company had a working capital deficit of $8,621 and an accumulated deficit of $326,768. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Classic Rules Judo Championships, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
(Unaudited)

 NOTE C – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. There were no shares of preferred stock issued or outstanding at June 30, 2016 or December 31, 2015.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. There were 69,322,426 shares issued and outstanding at June 30, 2016 and December 31, 2015.

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

Results of Operations

Comparison of the three months ended June 30, 2016 and 2015

Revenues. The Company had no revenue during the three months ended June 30, 2016 or 2015.

Cost of Revenues. The Company had no cost of revenue for the three months ended June 30, 2016 or 2015.

General and Administrative expenses. The Company incurred $450 of general and administrative expenses during the three months ended June 30, 2016 compared to $1,869 during the same period in 2015. The decrease in general and administrative expenses is the result of timing of services being provided on behalf of the Company to catch up past due filings with the SEC.

Loss From Operations. The Company incurred an operating loss of $450 during the three months ended June 30, 2016 compared to $1,869 during the same period in 2015. The decrease in net loss is a result of decreased general and administrative expenses as discussed previously.

Other Income (Expense). The Company had no other income or expense during the three months ended June 30, 2016 or 2015.

Net Loss. The Company incurred a net loss of $450 during the three months ended June 30, 2016 compared to $1,869 during the same period in 2015. The decrease in net loss is a result of decreased general and administrative expenses as discussed previously.

Comparison of the six months ended June 30, 2016 and 2015

Revenues. The Company had no revenue during the six months ended June 30, 2016 or 2015.

Cost of Revenues. The Company had no cost of revenue for the six months ended June 30, 2016 or 2015.

General and Administrative expenses. The Company incurred $8,335 of general and administrative expenses during the six months ended June 30, 2016 compared to $2,714 during the same period in 2015. The increase in general and administrative expenses is the result of timing of services being provided on behalf of the Company to catch up past due filings with the SEC.

Loss From Operations. The Company incurred an operating loss of $8,335 during the six months ended June 30, 2016 compared to $2,714 during the same period in 2015. The increase in net loss is a result of decreased general and administrative expenses as discussed previously.

Other Income (Expense). The Company had no other income or expense during the six months ended June 30, 2016 or 2015.

Net Loss. The Company incurred a net loss of $8,335 during the six months ended June 30, 2016 compared to $2,714 during the same period in 2015. The increase in net loss is a result of decreased general and administrative expenses as discussed previously.

Liquidity and Capital Resources

At June 30, 2016, the Company had current assets of $6,714 and currently liabilities totaling $15,335 creating a working capital deficit of $8,621. Current assets consisted of $6,714 in cash. Current liabilities consisted of accounts payable and accrued liabilities totaling $15,335.

Cash Flows

Net cash used in operating activities was $2,330 and $1,505 during the six months ended June 30, 2016 and 2015, respectively. Net cash used in operating activities during the six months ended June 30, 2016 consisted of a net loss of $8,335 which was offset by a positive change in working capital of $6,005. The net cash used in operating activities during the six months ended June 30, 2015 consisted of a net loss of $2,714 which was offset by a positive change in working capital of $1,209.

Net cash provided by financing activities were $0 and $31,680 during the six months ended June 30, 2016 and 2015, respectively. Net cash provided by financing activities during the six months ended June 30, 2015 consisted of $1,648 of proceeds from related party payables, $30,000 received from common stock subscriptions and $32 of cash contributions.

As of June 30, 2016, the Company was primarily relying on its corporate officers, directors, and outside investors for the funding needed for the implementation of its business plan. The Company’s management is currently looking for the capital needed to complete its corporate objectives. The Company cannot predict the extent to which its liquidity and capital resources will be available prior to executing its business plan or whether it will have sufficient capital to fund typical operating expenses.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2016, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of June 30, 2016, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at June 30, 2016:

●
As of June 30, 2016, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

●
As of June 30, 2016, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to current requirements of GAAP and SEC disclosure requirements.

●	As of June 30, 2016, there was a lack of segregation of duties, in that we had only one person performing all accounting-related duties.

●	As of June 30, 2016, there were no independent directors and no independent audit committee.

As a result of the material weaknesses described above, management has concluded that, as of June 30, 2016, the Company’s internal control over financial reporting involving the preparation and reporting of our financial statements presented in conformity with GAAP, were not effective.

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