Form 10-Q/A
period 2016-03-31
Classic Rules Judo Championships, Inc.
filed 2017-01-09
CIK 1445831

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
Explanatory Note

Classic Rules Judo Xhampionships, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2016 (the “Form 10-Q”), filed with the Securities and Exchange Commission on January 6, 2017 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL INSTANCE DOCUMENTS
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

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

Dated: January 9, 2017	Classic Rules Judo Championships, Inc.

By: /s/ Lorenzo DeLuca
Lorenzo DeLuca, Chief Executive Officer and President

Dated: January 9, 2017	Classic Rules Judo Championships, Inc.

By: /s/ Craig Burton
Craig Burton, Chief Financial Officer and Secretary