Form 10-Q/A
period 2016-06-30
Classic Rules Judo Championships, Inc.
filed 2017-01-09
CIK 1445831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 -Q/A
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

Explanatory Note

Classic Rules Judo Championships, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2016 (the “Form 10-Q”), filed with the Securities and Exchange Commission on January 6, 2017 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (extensible Business Reporting Language):

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