Form 10-Q/A
period 2016-09-30
Classic Rules Judo Championships, Inc.
filed 2017-01-10
CIK 1445831

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

Explanatory Note

Classic Rules Judo Championships, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2016 (the “Form 10-Q”), filed with the Securities and Exchange Commission on January 6, 2017 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (extensible Business Reporting Language):

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

Dated: January 9, 2017	Classic Rules Judo Championships, Inc.

By: /s/ Lorenzo DeLuca
Lorenzo DeLuca, Chief Executive Officer and President

Dated: January 9 , 2017	Classic Rules Judo Championships, Inc.

By: /s/ Craig Burton
Craig Burton, Chief Financial Officer and Secretary