Form 10-K
period 2016-12-31
JUDO Capital Corp.
filed 2017-03-29
CIK 1445831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Commission file number 000-54953

JUDO Capital Corp.
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

[ ] Yes     [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     [X ] Yes     [] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[] Yes     [ ] No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [] No [X]

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 69,322,426 shares of common stock as of March 29, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None

JUDO CAPITAL CORP.

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

Classic Rules World Judo Championships, Inc., a wholly owned subsidiary of the Company was incorporated pursuant to the laws of the State of Connecticut on August 13, 2008. The subsidiary was incorporated to act as the accounting and administrative arm of the tournament, named “ Classic Rules World Judo Championships” which held its first tournament on March 21, 2010 in New Rochelle, New York. The second tournament was held on May 7, 2011. The Company has not hosted a tournament since and has shifted its business focus and plans to engage in real estate investing and development.

Our Business

On June 2, 2014, the Company ceased its principal activities of hosting and sponsoring judo tournaments. The Company plans to operate in real estate investment activities focused in the New York City metropolitan area.

Background Information of the Business Plan

The evolution of the extent to establish The Classic Rules Judo Championship series is the following:

Preliminary Background Information

The Company changed its name to Classic Rules Judo Championships and entered into a new business venture of hosting judo competitions on July 15, 2008. On June 2, 2014, the Company ceased its principal activities of hosting and sponsoring judo tournaments. The Company plans to operate in real estate investment activities focused in the New York City metropolitan area.

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

As of December 31, 2016, we had no employees other than our officer and director. We anticipate that we will not hire any employees in the next twelve months, unless we generate significant revenues.

Facilities

Our executive, administrative and operating offices are located at 269 Forest Ave, Staten Island, NY 10301 free of rent. There is no written agreement documenting this arrangement.

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

The independent accountant’s report on the Company’s financial statements for the years ended December 31, 2016 and 2015, contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

As of March 29, 2017, there were 69,322,426 shares of common stock of the Company issued and outstanding.

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

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

General and Administrative Expenses. The Company incurred general and administrative expenses of $29,482 during the year ended December 31, 2016 compared to $6,696 during the year ended December 31, 2015. The increase is related to the timing of incurring professional fees associated with bringing filings with the SEC current.

Operating loss. As a result of the Company's general and administrative expenses, the Company incurred an operating loss of $29,482 for the year ended December 31, 2016 as compared with $6,696 for the year ended December 31, 2015.

Net Loss. The Company incurred a net loss of $29,482during the year ended December 31, 2016 compared to $6,696 during the year ended December 31, 2015.

Liquidity and Capital Resources

At December 31, 2016, we had cash of $4,787, current assets of $10,037 and current liabilities totaling $9,805 creating a working capital balance of $232. Current liabilities consisted of accounts payable and accrued liabilities totaling $9,805.

Share Issuances

During the year ended December 31, 2015, the Company accepted the conversion of 500,000 shares of Series A Preferred Stock for 200,000 shares of common stock; issued 50,000,000 common shares for total cash proceeds of $30,000 and receivable of $30,000issued 165,480 common shares valued at $1,654 for no consideration and issued 34,520 common shares valued at $41 for professional services.

There were no shares issued during the year ended December 31, 2016.

Cash Flows

Net cash used in operating activities were $34,257 and $20,914 during the years ended December 31, 2016 and 2015. Net cash used in operating activities during the year ended December 31, 2016 consisted of a net loss of $29,482 and net changes in working capital of $4,775. Net cash used in operating activities during the year ended December 31, 2015 consisted of a net loss of $6,696 non-cash expenses totaling $41 and a change in working capital of $14,259.

Net cash provided by financing activities were $30,000 and $29,958 during the years ended December 31, 2016 and 2015. Net cash provided by financing activities during the year ended December 31, 2016 consisted of cash received for a common stock subscription receivable of $30,000. Net cash provided by financing activities during the year ended December 31, 2015 consisted net repayments of related party loans of $74, cash contributions from shareholders of $32 and proceeds from the sale of common stock of $30,000.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Judo Capital Corp. (formerly known as Classic Rules Judo Championships, Inc.)

Staten Island, NY

We have audited the accompanying consolidated balance sheets of Judo Capital Corp. (formerly known as Classic Rules Judo Championships, Inc.) (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity(deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company. as of December 31, 2016, and 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note [B] to the consolidated financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note [B]. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 29, 2017

Judo Capital Corp.
(Formerly Classic Rules Judo Championships, Inc.)
Consolidated Balance Sheets

	December 31,
	2016	2015
ASSETS
Current assets
Cash	$4,787	$9,044
Prepaid expenses	5,250	—
Total current assets	10,037	9,044

Total assets	$10,037	$9,044

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
.
Current liabilities
Accounts payable and accrued liabilities	$9,805	$9,330
Total current liabilities	9,805	9,330

Stockholders' equity (deficit)
Preferred stock; $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 69,322,426 shares issued and outstanding	69,322	69,322
Additional paid-in capital	278,825	278,825
Subscription receivable	—	(30,000)
Accumulated deficit	(347,915)	(318,433)
Total stockholders' equity (deficit)	232	(286)

Total liabilities and stockholders' equity (deficit)	$10,037	$9,044

The accompanying notes are an integral part of these consolidated financial statements.

Judo Capital Corp.
(Formerly Classic Rules Judo Championships, Inc.)
Consolidated Statements of Operations

	Year ended December 31,
	2016	2015
Revenue	$—	$—

Operating expenses
General and administrative	29,482	6,696
Total operating expenses	29,482	6,696

Loss from operations	(29,482)	(6,696)

Net loss	$(29,482)	$(6,696)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	69,322,426	29,755,303

The accompanying notes are an integral part of these consolidated financial statements.

Judo Capital Corp.
(Formerly Classic Rules Judo Championships, Inc.)
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the Years Ended December 31, 2015 and 2016

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated	Total Stock- holders' Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance, December 31, 2014	500,000	$500	18,922,426	$18,922	$268,652	$—	$(311,737)	$(23,663)

Cash contributed by shareholders	—	—	—	—	32	—	—	32
Conversion of preferred stock to common stock	(500,000)	(500)	200,000	200	300	—		—
Common stock issued for cash and subscription receivable	—	—	50,000,000	50,000	10,000	(30,000)	—	30,000
Common shares issued to investors for no consideration	—	—	165,480	165	(165)	—		—
Common stock issued for services	—	—	34,520	35	6			41
Net loss, year ended December 31, 2015							(6,696)	(6,696)
Balance, December 31, 2015	—	—	69,322,426	69,322	278,825	(30,000)	(318,433)	(286)

Collection of subscription receivable	—	—	—	—	—	30,000	—	30,000
Net loss, year ended December 31, 2016	—	—	—	—	—	—	(29,482)	(29,482)
Balance, December 31, 2016	—	$—	69,322,426	$69,322	$278,825	$—	$(347,915)	$232

The accompanying notes are an integral part of these consolidated financial statements.

Judo Capital Corp.
(Formerly Classic Rules Judo Championships, Inc.)
Statements of Cash Flows

	Year ended December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(29,482)	$(6,696)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	—	41
Changes in operating assets liabilities:
Prepaid expenses	(5,250)	—
Accounts payable and accrued liabilities	475	(14,259)
Net cash used in operating activities	(34,257)	(20,914)

Cash flows from financing activities
Collection of subscription receivable	30,000	—
Repayments made to related parties	—	(74)
Proceeds from the sale of stock		30,000
Cash contributions from related party	—	32
Net cash provided by financing activities	30,000	29,958

Net change in cash	(4,257)	9,044
Cash at beginning of period	9,044	—
Cash at end of period	$4,787	$9,044

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash financing activities:
Expenses paid by related party	$—	$128
Conversion of preferred stock to common stock	$—	$500
Common shares issued to investors for $nil considerations	$—	$165
Common shares issued for subscription receivable	$—	$30,000

The accompanying notes are an integral part of these consolidated financial statements.

Judo Capital Corp.

Formerly Classic Rules Judo Championships, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

Judo Capital Corp. was incorporated in the State of Delaware on November 16, 2005 under the name Blue Ribbon Pyrocool, Inc. (“Blue Ribbon”). Blue Ribbon changed its name to Classic Rules Judo Championships, Inc. ("Classic Rules") on July 15, 2008 then to Judo Capital Corp on February 15, 2017. Classic Rules formed a subsidiary in the State of Connecticut on August 13, 2008 named Classic Rules World Judo Championships, Inc. to develop an annual judo championship tournament. Collectively the entities are referred to as “the Company”. On June 2, 2014, the Company ceased its principal activities of hosting and sponsoring judo tournaments. The Company plans to operate in real estate investment activities focused in the New York City metropolitan area.

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenues, has incurred net losses of $29,482 and $6,696 for the years ended December 31, 2016 and 2015, has an accumulated deficit of $347,915 and $318,433 at December 31, 2016 and 2015, and has experienced negative cash flows from operations. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company had no cash equivalents at December 31, 2016 and 2015.

Judo Capital Corp.

Formerly Classic Rules Judo Championships, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments:

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 825, “Financial Instruments” (“Topic No. 825”) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Topic No. 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2016 and 2015 the carrying value of the Company’s cash, accounts payable and accrued liabilities and related party payables approximate fair value due to the short-term nature of these financial instruments.

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

Judo Capital Corp.

Formerly Classic Rules Judo Championships, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic No. 740, Income Taxes (“Topic No. 740”) which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At December 31, 2016 and 2015, the entire deferred tax asset, which arises from our net operating losses, has been fully reserved because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.

The Company recognizes and measures uncertain tax positions and records tax benefits when it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties as a component of income tax expense. At December 31, 2016 and 2015 the Company did not have any unrecognized tax benefits and has not accrued any liability for the payment of tax related interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since inception.

Subsequent Events

In accordance with Topic No. 855 “Subsequent Events” the Company evaluated subsequent events, which are events or transactions that occurred after December 31, 2016 through the date of the issuance of the accompanying consolidated financial statements.

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

Judo Capital Corp.

Formerly Classic Rules Judo Championships, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

NOTE D – STOCKHOLDERS’ DEFICIT (CONTINUED)

Preferred Stock (continued)

On June 3, 2015, the Company accepted the conversion of all outstanding shares of Series A Preferred Stock and issued 200,000 shares of common stock in exchange for 500,000 shares of Series A Preferred Stock.

There was 0 shares of Series A Preferred Stock issued and outstanding at December 31, 2016 and 2015.

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value of $0.001 per share.

On June 3, 2015, the Company accepted the conversion of all outstanding shares of Series A Preferred Stock and issued 200,000 shares of common stock in exchange for 500,000 shares of Series A Preferred Stock.

On October 15, 2015, the Company issued 50,000,000 shares of common stock Gladstone Ventures, LLC which the Company’s CEO is a Managing Member, for cash proceeds of $30,000 and a subscription receivable of $30,000, which was subsequently collected on October 4, 2016.

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

At December 31, 2016 and 2015 there were 69,322,426 shares of common stock issued and outstanding.

 NOTE E – INCOME TAXES

The income tax provision differs from the amount computed by applying the U.S. Federal and state statutory corporate income tax rates as follows:

	Years Ended December 31,
	2016	2015
U.S Statutory Corporate Income Tax Rate	(34.0)%	(34.0)%
State Income Tax	(7.0)%	(7.0)%
Change in Valuation Allowance on Deferred Tax Asset	41.0%	41.0%
Effective Rate	—%	—%

Net deferred tax assets and liabilities consist of the following components:

	December 31, 2015	December 31 2015
Deferred tax assets:
Net operating loss carry-forward	$142,645	$130,558
Valuation Allowance	(142,645)	(130,558)
Net Deferred tax assets	$—	$—

The Company’s net operating loss carry forwards of $347,915 will begin to expire in 2028.

Judo Capital Corp.

Formerly Classic Rules Judo Championships, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

NOTE F – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2015 the Company received cash contributions from a related party totaling $32 and made net repayments to related parties of $74. Additionally, there was $128 which was expenses paid by this related party on behalf of the Company. The Company currently operates out of the office related party free of rent.

There was $0 due to related parties as of December 31, 2016 and 2015.

On October 15, 2015, the Company issued 50,000,000 shares of common stock to Gladstone Ventures, LLC which the Company’s CEO is a Managing Member, for cash proceeds of $30,000 and a subscription receivable of $30,000, which was subsequently collected on October 4, 2016.

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

NOTE F – SUBSEQUENT EVENTS

The Company amended its Certificate of Incorporation on February 15, 2017 to change its name from Classic Rules Judo, Inc. to Judo Capital Corp.

On February 21, 2017, the Company received $20,000 under its credit facility to Delshah Ventures to fund general working capital requirements.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2016, the Company had material weaknesses in its internal control over financial reporting. Specifically management identified the following material weaknesses at December 31, 2016:

●	As of December 31, 2016, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

●	As of December 31, 2016, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

●	As of December 31, 2016, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

●	As of December 31, 2016, there were no independent directors and no independent audit committee.

As a result of the material weakness described above, management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting, involving the preparation and reporting of our financial statements presented in conformity with GAAP, were not effective.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors hold office until the annual meeting of shareholders next held after their election. Our officers and directors are as follows:

Name	Age	With Company Since	Director/Position

Craig Burton	52	04/2014	Director, Chief Financial Officer and Secretary
Lorenzo DeLuca	67	10/2015	Director, Chief Executive Officer and President
Ralph Porretti	68	10/2015	Director, Chief Operating Officer, Treasurer

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

The following table provides summary information for the fiscal years ended December 31, 2016 and 2015concerning cash and non-cash compensation paid or accrued by us for our executive officers in excess of $60,000.

Name/ Position	Year	Salary	Bonus	Stock	Other	Total
Craig Burton	2016	$0	$0	$0	$0	$0
Chief Financial Officer	2015	$0	$0	$0	$0	$0
Lorenzo DeLuca	2016	$0	$0	$0	$0	$0
Chief Executive Officer	2015	$0	$0	$0	$0	$0
Ralph Porretti	2016	$0	$0	$0	$0	$0
Chief Operating Officer	2015	$0	$0	$0	$0	$0

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

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2016. The information in this table provides the ownership information for:

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

Title of Class	Name and Address	Number of Shares		Percent of Class
		Preferred	Common	Preferred	Common

Common Stock	Gladstone Ventures, LLC 114 East 13th St., FRNT 1 New York, NY 10003		56,995,271		82.2%

Common Stock	Friction & Heat, LLC PO Box 3143 Liverpool, NY 13089		6,730,222		9.7%

Common Stock	Officers and Directors as a group (one person)(1)		148,520		0.2%

(1)	Mr. Craig Burton is the owner of 148,520 common shares

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since January 1, 2015, we have had no reportable transactions with related parties and none are currently proposed.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2016 and 2015 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

FIRM	FISCAL YEAR 2016	FISCAL YEAR 2015

(i), (ii) Audit Related Fees:

MaloneBaily, LLP	$8,000	$8,000

(iii) Tax Fees	$-	-

(iv) All Other Fees	$-	$-

TOTAL FEES	$8,000	$11,000

The Company’s board of directors, acting as our audit committee pre-approved each engagement of our independent registered public accounting firm.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)     Exhibits:

Exhibit Number	Document Description

3.1	Corporate Charter of Blue Ribbon Pyrocool, Inc. as filed with the Delaware Secretary of State on April 6, 1998, incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 11, 2010.

3.2	Amendment to the Company’s Articles of Incorporation as filed with the Delaware Secretary of State on March 31, 2000, changing the authorized number of shares of the Company, incorporated by reference from the Company’s Form S-1 filed with the Securities and Exchange Commission on June 11, 2010.

3.3	Bylaws of Classic Rule Judo Championship, Inc., incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 11, 2010.

10.1	Management Agreement between Mr. Chris Angle, Desmond Capital and Nathan Lapkin and Jerry Gruenbaum, Esq., whereby Mr. Angle will become President and Chief Executive Office and sole director and develop the concept of Classic Rules Judo Championship, incorporated by reference from the Company’s Form S-1 filed with the Securities and Exchange Commission on June 11, 2010.

14.1	Code of Ethics, incorporated by reference from the Company’s Form S-1 filed with the Securities and Exchange Commission on June 11, 2010.

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

JUDO Capital Corp.
(Registrant)

March 29, 2017	By: /s/ Lorenzo DeLuca
Lorenzo DeLuca, Chief Executive Officer and President

JUDO Capital Corp.
(Registrant)

March 29, 2017	By: /s/ Craig Burton
Craig Burton, Chief Financial Officer and Secretary