Form 10-K/A
period 2016-12-31
JUDO Capital Corp.
filed 2017-05-05
CIK 1445831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- K/A
(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 69,322,426 shares of common stock as of May 5, 2017 .

DOCUMENTS INCORPORATED BY REFERENCE

None
EXPLANATORY NOTE

This Amendment No. 1 of Form 10-K/A for the year ended December 31, 2016, amends Item 1, page 5, of our Annual Report on Form 10-K that was originally filed on March 29, 2017, to reflect the Company’s focus on operations in the real estate investment industry.  No other changes have been made in this Annual Report.

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

Classic Rules World Judo Championships, Inc., a wholly owned subsidiary of the Company was incorporated pursuant to the laws of the State of Connecticut on August 13, 2008. The subsidiary was incorporated to act as the accounting and administrative arm of the tournament, named “ Classic Rules World Judo Championships” which held its first tournament on March 21, 2010 in New Rochelle, New York. The second tournament was held on May 7, 2011. The Company has not hosted a tournament since and has shifted its business focus to real estate investing and development .

Our Business

On June 2, 2014, the Company ceased its principal activities of hosting and sponsoring judo tournaments. The Company operates in the real estate investment industry focused on potential investments in the New York City metropolitan area. On March 15, 2017, the Company commenced non-nominal operations in the distressed real estate sector by (1) retaining multiple specialized real estate brokers to locate liens, judgments, fractional interests and mortgages encumbering distressed residential and commercial properties in the New York City area, and (2) beginning to utilize public record search subscriptions to identify distressed assets and senior and subordinate liens, which the Company deems to be overcollateralized by a sufficient margin to recover the purchase price, the collection costs including legal fees, and the Company’s targeted annualized return.   The Company has agreed to pay its broker 1% at closing on the purchase of a distressed property, mortgage or lien identified through their efforts. Distressed properties or liens will only be targeted for purchase if the likely recovery value results in an annualized ROI of 25% or better.

Background Information of the Business Plan

The evolution of the extent to establish The Classic Rules Judo Championship series is the following:

Preliminary Background Information

The Company changed its name to Classic Rules Judo Championships and entered into a new business venture of hosting judo competitions on July 15, 2008. On June 2, 2014, the Company ceased its principal activities of hosting and sponsoring judo tournaments. The Company operates in the real estate investment industry focused on potential investments in the New York City metropolitan area.

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

Risks of Leverage . The Company has, and likely will continue to, incur substantial borrowings, notes, and/or other Company debt for the purpose of developing Company operations and for financing the expansion and growth of the Company, including the possible acquisition of other companies. Any amounts borrowed will depend among other things, on the condition of financial markets. Acquisitions of equipment, vehicles, or other companies purchased on a leveraged basis generally can be expected to be profitable only if they generate, at a minimum, sufficient cash revenues to pay interest on, and to amortize, the related debt, to cover operating expenses and to recover the equity investment. The use of leverage, under certain circumstances, may provide a higher return to the shareholders but will cause the risk of loss to the shareholders to be greater than if the Company did not borrow, because fixed payment obligations must be met on certain specified dates regardless of the amount of revenues derived by the Company. If debt service payments are not made when due, the Company may sustain the loss of its equity investment in the assets securing the debt as a result of foreclosure by the secured lender.  Interest payable on Company borrowings, if any, may vary with the movement of the interest rates charged by banks to their prime commercial customers. An increase in borrowing costs due to a rise in the “prime” or “base” rates may reduce the amount of Company income and cash availability for dividends.

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

As of May 5, 2017, there were 69,322,426 shares of common stock of the Company issued and outstanding.

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

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

General and Administrative Expenses . The Company incurred general and administrative expenses of $29,482 during the year ended December 31, 2016 compared to $6,696 during the year ended December 31, 2015. The increase is related to the timing of incurring professional fees associated with bringing filings with the SEC current.

Operating loss . As a result of the Company's general and administrative expenses, the Company incurred an operating loss of $29,482 for the year ended December 31, 2016 as compared with $6,696 for the year ended December 31, 2015.

Net Loss . The Company incurred a net loss of $29,482during the year ended December 31, 2016 compared to $6,696 during the year ended December 31, 2015.

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

The information in Item 8 of our Annual Report on Form 10-K that was originally filed on March 29, 2017, is incorporated by reference herein.

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

Title of Class	Name and Address	Number of Shares		Percent of Class
		Preferred	Common	Preferred	Common

Common Stock	Gladstone Ventures, LLC 114 East 13 th St., FRNT 1 New York, NY 10003		56,995,271		82.2%

Common Stock	Friction & Heat, LLC PO Box 3143 Liverpool, NY 13089		6,730,222		9.7%

Common Stock	Officers and Directors as a group (one person)(1)		148,520		0.2%

(1)	Mr. Craig Burton is the owner of 148,520 common shares

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since January 1, 2015, we have had no reportable transactions with related parties and none are currently proposed.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

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

JUDO Capital Corp.
(Registrant)

May 5, 2017	By: /s/ Lorenzo DeLuca
Lorenzo DeLuca, Chief Executive Officer and President

JUDO Capital Corp.
(Registrant)

May 5, 2017	By: /s/ Craig Burton
Craig Burton, Chief Financial Officer and Secretary