Form 10-Q
period 2017-03-31
JUDO Capital Corp.
filed 2017-05-19
CIK 1445831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

Commission File Number: 000-54953

JUDO CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	47-2653358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

269 Forest Ave.
Staten Island, NY	10301
(Address of principal executive offices)	(Zip Code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 69,322,426 shares of common stock as of May 18, 2017.

1

JUDO CAPITAL CORP.

FORM 10-Q

INFORMATION REGARDING FORWARD-LOOKING DISCLOSURE

This quarterly report on Form 10-Q contains forward-looking statements. Statements in this report that are not historical facts, including statements about management's beliefs and expectations, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined under Item 1A, Risk Factors, in our most recent annual report on Form 10-K, and any updated risk factors we include in our quarterly reports on Form 10-Q and other filings with the SEC. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

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

Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in our 2016 Annual Report on Form 10-K and other filings with the SEC.

PART I

ITEM 1     FINANCIAL STATEMENTS

 JUDO CAPITAL CORP.

UNAUDITED FINANCIAL STATEMENTS

March 31, 2017

CONTENTS

Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 (unaudited)	Page 5

Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 (unaudited)	6

Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited)	7

Notes to Consolidated Financial Statements (unaudited)	8

Judo Capital Corp.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash	$3,662	$4,787
Prepaid expenses	3,750	5,250
Total current assets	7,412	10,037

Total assets	$7,412	$10,037

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$12,878	$9,805
Interest payable	208	-
Related party note payable	20,000	-
Total current liabilities	33,086	9,805

Stockholders' equity (deficit)
Preferred stock; $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 69,322,426 shares issued and outstanding	69,322	69,322
Additional paid-in capital	278,825	278,825
Accumulated deficit	(373,821)	(347,915)
Total stockholders' equity (deficit)	(25,674)	232

Total liabilities and stockholders' equity (deficit)	$7,412	$10,037

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Judo Capital Corp.
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2017	2016
Operating expenses
General and administrative	25,698	7,885
Total operating expenses	25,698	7,885

Loss from operations	(25,698)	(7,885)

Other expense
Interest expense	(208)	-
Total other expense	(208)	-

Net loss	$(25,906)	$(7,885)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	69,322,426	69,322,426

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Judo Capital Corp.
Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(25,906)	$(7,885)
Changes in operating liabilities:
Prepaid expenses	1,500	-
Accounts payable and accrued liabilities	3,073	5,690
Interest payable	208	-
Net cash used in operating activities	(21,125)	(2,195)

Cash flows from financing activities
Proceeds from related party note payable	20,000	-
Net cash provided by financing activities	20,000	-

Net change in cash	(1,125)	(2,195)
Cash at beginning of period	4,787	9,044
Cash at end of period	$3,662	$6,849

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Judo Capital Corp.
Notes to Consolidated Financial Statements
March 31, 2017
(Unaudited)

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

Judo Capital Corp. was incorporated in the State of Delaware on November 16, 2005 under the name Blue Ribbon Pyrocool, Inc. ("Blue Ribbon"). Blue Ribbon changed its name to Classic Rules Judo Championships, Inc. ("Classic Rules") on July 15, 2008 then to Judo Capital Corp on February 15, 2017. Classic Rules formed a subsidiary in the State of Connecticut on August 13, 2008 named Classic Rules World Judo Championships, Inc. to develop an annual judo championship tournament. Collectively the entities are referred to as "the Company". On June 2, 2014, the Company ceased its principal activities of hosting and sponsoring judo tournaments. The Company plans to operate in real estate investment activities focused in the New York City metropolitan area.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements as of March 31, 2017, and for the three months ended March 31, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. They should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2016. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of March 31, 2017 and the results of operations for the three months ended March 31, 2017 and 2016 and cash flows for the three months ended March 31, 2017 and 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of Judo Capital Corp. and its wholly owned subsidiary Classic Rules World Judo Championships, Inc. All intercompany balances and transactions have been eliminated in consolidation.

NOTE B – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2017, the Company had a working capital deficit of $25,674 and accumulated deficit of $373,821. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Judo Capital Corp.
Notes to Consolidated Financial Statements
March 31, 2017
(Unaudited)

 NOTE C – STOCKHOLDERS' DEFICIT

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. There were no shares of preferred stock issued or outstanding at Mach 31, 2017 or December 31, 2016.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. There were 69,322,426 shares issued and outstanding at March 31, 2017 and December 31, 2016.

NOTE D – RELATED PARTY TRANSACTIONS AND NOTE PAYABLE

During the three months ended March 31, 2017, the Company entered into a $20,000 note payable its Chief Executive Officer, Lorenzo DeLuca. The note accrues interest a rate of 10% per annum and is due within ten days of demand. There was $20,000 of principal and accrued interest total $208 due as of March 31, 2017.  The Company currently operates out of the office related party free of rent.

NOTE E – COMMITMENTS

In February, 2017, the Company entered into various non-exclusive real estate agency agreements whereby the agent agreed to assist and locate in the purchases of distressed real estate assets on behalf of the Company for compensation in the minimum amount per sucessful completed transaction in the amount of 1% of the aggregate consideration paid for the asset.

NOTE F – SUBSEQUENT EVENTS

On May 15, 2017, the Company terminated its credit line facilitywith its Chief Executive Officer, Lorenzo DeLuca, that was entered into in October 2015.  The Company had not drawn on the credit facility and there was no principal or accrued interest due at the time of termination.

 Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

This Form 10-Q quarterly report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts, included in this Form 10-Q that address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters, and other such matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks, uncertainties, and other factors, many of which are beyond our control.

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

Results of Operations

Comparison of the three months ended March 31, 2017 and 2016

Revenues. The Company had no revenue during the three months ended March 31, 2017 or 2016.

Cost of Revenues. The Company had no cost of revenue for the three months ended March 31, 2017 or 2016.

General and Administrative expenses. The Company incurred $25,698 of general and administrative expenses during the three months ended March 31, 2017 compared to $7,885 during the same period in 2016. The increase in general and administrative expenses is the result of timing of services being provided on behalf of the Company to catch up past due filings with the SEC.

Loss From Operations. The Company incurred an operating loss of $25,698 during the three months ended March 31, 2017 compared to $7,885 during the same period in 2016. The increase in net loss is a result of decreased general and administrative expenses as discussed previously.

Other Income (Expense). The Company incurred interest expense of $208 during the three months ended March 31, 2017 compared to $0 during the three months ended March 31, 2016. The increase in interest expense is due to the outstanding balance under the Company's credit facility that was present during the three months ended March 31, 2017 but not March 31, 2016.

Net Loss. The Company incurred a net loss of $25,906 during the three months ended March 31, 2017 compared to $7,885 during the same period in 2016. The increase in net loss is a result of decreased general and administrative and other expenses as discussed previously.

Liquidity and Capital Resources

At March 31, 2017, the Company had current assets of $7,412 and currently liabilities totaling $33,086 creating a working capital deficit of $25,674. Current assets consisted of $3,662 in cash and $3,750 of prepaid expenses. Current liabilities consisted of accounts payable and accrued liabilities totaling $12,878, interest payable of $208 and a related party payable of $20,000.

Cash Flows

Net cash used in operating activities was $21,125 and $2,195 during the three months ended March 31, 2017 and 2016, respectively. Net cash used in operating activities during the three months ended March 31, 2017 consisted of a net loss of $25,906 offset by changes in working capital of $4,781. Net cash used in operating activities during the three months ended March 31, 2016 consisted of a net loss of $7,885 which was offset by a positive change in working capital of $5,690.

Net cash provided by financing activities were $20,000 and $0 during the three months ended March 31, 2017 and 2016, respectively. Net cash provided by financing activities during the three months ended March 31, 2017 consisted of $20,000 of proceeds from related party loans.

As of March 31, 2017, the Company was primarily relying on its corporate officers, directors, and outside investors for the funding needed for the implementation of its business plan. The Company's management is currently looking for the capital needed to complete its corporate objectives. The Company cannot predict the extent to which its liquidity and capital resources will be available prior to executing its business plan or whether it will have sufficient capital to fund typical operating expenses.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2017, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of March 31, 2017, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at March 31, 2017:
.

●
As of March 31, 2017, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles ("GAAP") in the US and the financial reporting requirements of the Securities and Exchange Commission.

●
As of March 31, 2017, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to current requirements of GAAP and SEC disclosure requirements.

●	As of March 31, 2017, there was a lack of segregation of duties, in that we had only one person performing all accounting-related duties.

●	As of March 31, 2017, there were no independent directors and no independent audit committee.

As a result of the material weaknesses described above, management has concluded that, as of March 31, 2017, the Company's internal control over financial reporting involving the preparation and reporting of our financial statements presented in conformity with GAAP, were not effective.

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

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

From time to time, the Company may be a party to litigation or other legal proceedings that we consider to be part of the ordinary course of our business. At present, there are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

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

Dated: May 18, 2017	Classic Rules Judo Championships, Inc.

By: /s/ Lorenzo DeLuca
Lorenzo DeLuca, Chief Executive Officer and President

Dated: May 18, 2017	Classic Rules Judo Championships, Inc.

By: /s/ Craig Burton
Craig Burton, Chief Financial Officer and Secretary

2