Form 10-Q
period 2017-06-30
JUDO Capital Corp.
filed 2017-08-14
CIK 1445831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period endedJune 30, 2017

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
Emerging Growth Company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 69,322,426 shares of common stock as of August 11, 2017.

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

Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in our 2016Annual Report on Form 10-K and other filings with the SEC.

PART I

ITEM 1     FINANCIAL STATEMENTS

JUDO CAPITAL CORP.

(FORMERLY CLASIC RULES JUDO CHAMPIONSHIPS, INC.)

UNAUDITED FINANCIAL STATEMENTS

June 30, 2017

CONTENTS

Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 (unaudited)	Page 5

Consolidated Statements of Operations for the three and six months ended June 30, 2017and 2016(unaudited)	6

Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016(unaudited)	7

Notes to Consolidated Financial Statements (unaudited)	8

Judo Capital Corp.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash	$882	$4,787
Prepaid expenses	2,500	5,250
Total current assets	3,382	10,037

Total assets	$3,382	$10,037

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$16,765	$9,805
Interest payable, related party	707	—
Loan payable, related party	20,000	—
Total current liabilities	37,472	9,805

Stockholders' equity (deficit)
Preferred stock; $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 69,322,426 shares issued and outstanding	69,322	69,322
Additional paid-in capital	278,825	278,825
Accumulated deficit	(382,237)	(347,915)
Total stockholders' equity (deficit)	(34,090)	232

Total liabilities and stockholders' equity (deficit)	$3,382	$10,037

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Judo Capital Corp.
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Operating expenses
General and administrative	$7,917	$450	$33,615	$8,335
Total operating expenses	7,917	450	33,615	8,335

Loss from operations	(7,917)	(450)	(33,615)	(8,335)

Other expense
Interest expense	(499)	—	(707)	—
Total other expense	(499)	—	(707)	—

Net loss	$(8,416)	$(450)	$(34,322)	$(8,335)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	69,322,426	69,322,426	69,322,426	69,322,426

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Judo Capital Corp.
Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(34,322)	$(8,335)
Changes in operating liabilities:
Prepaid expenses	2,750	—
Accounts payable and accrued liabilities	6,960	6,005
Interest payable, related party	707	—
Net cash used in operating activities	(23,905)	(2,330)

Cash flows from financing activities
Proceeds from loan payable related party	20,000	—
Net cash provided by financing activities	20,000	—

Net change in cash	(3,905)	(2,330)
Cash at beginning of period	4,787	9,044
Cash at end of period	$882	$6,714

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Judo Capital Corp.

Notes to Consolidated Financial Statements

June 30, 2017

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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements as of June 30, 2017, and for the three and six months ended June 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. They should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2016. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of June 30, 2017 and the results of operations for the three and six months ended June 30, 2017 and 2016 and cash flows for the six months ended June 30, 2017 and 2016. The results of operations for the threeand six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of Judo Capital Corp. and its wholly owned subsidiary Classic Rules World Judo Championships, Inc. All intercompany balances and transactions have been eliminated in consolidation.

NOTE B – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2017, the Company had a working capital deficit and accumulated deficit. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Judo Capital Corp.

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

NOTE C – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. There were no shares of preferred stock issued or outstanding at June 20, 2017 or December 31, 2016.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. There were 69,322,426 shares issued and outstanding at June 30, 2017 and December 31, 2016.

NOTE D – RELATED PARTY TRANSACTIONS AND NOTE PAYABLE

During the six months ended June 30, 2017, the Company terminated its credit line facility with its Chief Executive Officer, Lorenzo DeLuca that was entered into in October 2015. The Company had not drawn on the credit facility and there was no principal or accrued interest due at the time of termination.

During the six months ended June 30, 2017, the Company entered into a $20,000 note payable with its Chief Executive Officer, Lorenzo DeLuca. The note accrues interest at a rate of 10% per annum and is due within ten days of demand. There was $20,000 of principal and accrued interest total $707 due as of June 30, 2017.

The Company currently operates out of an office of a related party free of rent.

NOTE E – COMMITMENTS AND CONTINGENCIES

On February 2, 2017, the Company entered into three separate non-exclusive agreements whereby it engaged agents to assist in the purchase of distressed real estate properties on behalf of the Company. The Company has agreed to compensate each party a minimum of 1% of the aggregate purchase price of the property.

NOTE F – SUBSEQUENT EVENTS

On July 21, 2017, the Company entered into a note payable with is Chief Executive Officer, Lorenzo DeLuca, to borrow $10,000. The note accrues interest at a rate of 10% per annum and is due within ten days of demand.

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

Results of Operations

Comparison of the three months ended June 30, 2017 and 2016

Revenues. The Company had no revenue during the three months ended June 30, 2017 or 2016.

Cost of Revenues. The Company had no cost of revenue for the three months ended June 30, 2017or 2016.

General and Administrative expenses. The Company incurred $7,917 of general and administrative expenses during the three months ended June 30, 2017 compared to $450 during the same period in 2016. The increase in general and administrative expenses is the result of the Company incurring costs during the current period to maintain its filings with the SEC which it was not performing during 2016.

Loss From Operations. The Company incurred an operating loss of $7,917 during the three months ended June 30, 2017 compared to $450 during the same period in 2016. The increase in net loss is a result of decreased general and administrative expenses as discussed previously.

Other Income (Expense). The Company incurred interest expense with related parties of $499 during the three months ended June 30, 2017 compared to $0 during the three months ended June 30, 2016. The increase in interest expense is due to the outstanding balance under the Company’s credit facility that was present during the three months ended June 30, 2017 but not 2016.

NetLoss. The Company incurred a net loss of $8,416 during the three months ended June 30, 2017 compared to $450during the same period in 2016. The increase in net loss is a result of decreased general and administrative and other expenses as discussed previously.

Comparison of the six months ended June 30, 2017 and 2016

Revenues. The Company had no revenue during the six months ended June 30, 2017 or 2016.

Cost of Revenues. The Company had no cost of revenue for the six months ended June 30, 2017 or 2016.

General and Administrative expenses. The Company incurred $33,615 of general and administrative expenses during the six months ended June 30, 2017 compared to $8,335 during the same period in 2016. The increase in general and administrative expenses is the result of the Company incurring costs during the current period to catch up and maintain its filings with the SEC which it was not performing during 2016.

Loss From Operations. The Company incurred an operating loss of $33,615 during the six months ended June 30, 2017 compared to $8,335 during the same period in 2016. The increase in net loss is a result of decreased general and administrative expenses as discussed previously.

Other Income (Expense). The Company incurred interest expense with related parties of $707 during the six months ended June 30, 2017 compared to $0 during the six months ended June 30, 2016. The increase in interest expense is due to the outstanding balance under the Company’s credit facility that was present during the six months ended June 30, 2017 but not 2016.

NetLoss. The Company incurred a net loss of $34,322 during the six months ended June 30, 2017 compared to $8,335 during the same period in 2016. The increase in net loss is a result of decreased general and administrative and other expenses as discussed previously.

Liquidity and Capital Resources

At June 30, 2017, the Company had current assets of $3,382 and currently liabilities totaling $37,472 creating a working capital deficit of $34,090. Current assets consisted of $882 in cash and $2,500 of prepaid expenses. Current liabilities consisted of accounts payable and accrued liabilities totaling $16,765, interest payable to related parties of $707 and a related party payable of $20,000.

Cash Flows

Net cash used in operating activities was $23,905 and $2,330during the six months ended June 30, 2017 and 2016, respectively. Net cash used in operating activities during the six months ended June 30, 2017 consisted of a net loss of $34,322 offset by changes in working capital of $10,417. Net cash used in operating activities during the six months ended June 30, 2016 consisted of a net loss of $8,335 which was offset by a positive change in working capital of $6,005.

Net cash provided by financing activities were $20,000 and $0 during the six months ended June 30, 2017 and 2016, respectively. Net cash provided by financing activities during the six months ended June 30, 2017 consisted of $20,000 of proceeds from related party loans.

As of June 30, 2017, the Company was primarily relying on itscorporate officers, directors, and outside investors for the funding needed for the implementation of its business plan. The Company’s management is currently looking for the capital needed to complete its corporate objectives. The Company cannot predict the extent to which its liquidity and capital resources will be available prior to executing its business plan or whether it will have sufficient capital to fund typical operating expenses.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2017, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of June 30, 2017, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at June 30, 2017:

.

●	As of June 30, 2017, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

●	As of June 30, 2017, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to current requirements of GAAP and SEC disclosure requirements.

●	As of June 30, 2017, there was a lack of segregation of duties, in that we had only one person performing all accounting-related duties.

●	As of June 30, 2017, there were no independent directors and no independent audit committee.

As a result of the material weaknesses described above, management has concluded that, as of June 30, 2017, the Company’s internal control over financial reporting involving the preparation and reporting of our financial statements presented in conformity with GAAP, were not effective.

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

Dated: August 11, 2017	Classic Rules Judo Championships, Inc.

By: /s/ Lorenzo DeLuca
Lorenzo DeLuca, Chief Executive Officer and President

Dated: August 11, 2017	Classic Rules Judo Championships, Inc.

By: /s/ Craig Burton
Craig Burton, Chief Financial Officer and Secretary