Form 10-Q
period 2017-09-30
JUDO Capital Corp.
filed 2018-03-21
CIK 1445831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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
Emerging Growth Company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes No X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 69,322,426 shares of common stock as of March 21, 2018.

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

PART I

ITEM 1     FINANCIAL STATEMENTS

JUDO CAPITAL CORP.

(FORMERLY CLASIC RULES JUDO CHAMPIONSHIPS, INC.)

UNAUDITED FINANCIAL STATEMENTS

September 30, 2017

CONTENTS

Consolidated Balance Sheets as of September 30, 2017and December 31, 2016 (unaudited)	Page 5

Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016(unaudited)	6

Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016(unaudited)	7

Notes to Consolidated Financial Statements (unaudited)	8

Judo Capital Corp.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash	$3,250	$4,787
Prepaid expenses	1,250	5,250
Total current assets	4,500	10,037

Total assets	$4,500	$10,037

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$14,092	$9,805
Interest payable – related party	2,900	-
Loan payable – related party	30,000	-
Total current liabilities	46,992	9,805

Convertible notes payable – related parties	600,000	-
Total liabilities	646,992	9,805

Stockholders' equity (deficit)
Preferred stock; $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 69,322,426 shares issued and outstanding	69,322	69,322
Additional paid-in capital	(321,175)	278,825
Accumulated deficit	(390,639)	(347,915)
Total stockholders' equity (deficit)	(642,492)	232

Total liabilities and stockholders' equity (deficit)	$4,500	$10,037

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Judo Capital Corp.
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Operating expenses
General and administrative	$6,209	$4,100	$39,824	$12,435
Total operating expenses	6,209	4,100	39,824	12,435

Loss from operations	(6,209)	(4,100)	(39,824)	(12,435)

Other expense
Interest expense	(2,193)	-	(2,900)	-
Total other expense	(2,193)	-	(2,900)	-

Net loss	$(8,402)	$(4,100)	$(42,724)	$(12,435)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	69,322,426	69,322,426	69,322,426	69,322,426

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Judo Capital Corp.
Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(42,724)	$(12,435)
Changes in operating liabilities:
Prepaid expenses	4,000	-
Accounts payable and accrued liabilities	4,287	9,455
Interest payable – related party	2,900	-
Net cash used in operating activities	(31,537)	(2,980)

Cash flows from financing activities
Proceeds from loan payable – related party	30,000	-
Net cash provided by financing activities	30,000	-

Net decreasein cash	(1,537)	(2,980)
Cash at beginning of period	4,787	9,044
Cash at end of period	$3,250	$6,064

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplement disclosure of non-cash investing and financing activities
Non cash convertible note – related partiesrecorded as increase in debt and reduction in additional paid in capital	$600,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Judo Capital Corp.

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

Judo Capital Corp. (“Judo”) was incorporated in the State of Delaware on November 16, 2005 under the name Blue Ribbon Pyrocool, Inc. (“Blue Ribbon”). Blue Ribbon changed its name to Classic Rules Judo Championships, Inc. on July 15, 2008 then to Judo Capital Corp on February 15, 2017. the Company formed a subsidiary in the State of Connecticut on August 13, 2008 named Classic Rules World Judo Championships, Inc. to develop an annual judo championship tournament. Collectively the entities are referred to as “the Company”. On June 2, 2014, the Company ceased its principal activities of hosting and sponsoring judo tournaments. The Company had planned to operate in real estate investment activities focused in the New York City metropolitan area. On February 28, 2018, the Company ceased its plans to operate in the real estate investment activities. The Company is seeking to consummate a merger or acquisition.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements as of September 30, 2017, and for the three and nine months ended September 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. They should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2016. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of September 30, 2017 and the results of operations for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of Judo Capital Corp. and its wholly owned subsidiary Classic Rules World Judo Championships, Inc. All intercompany balances and transactions have been eliminated in consolidation.

NOTE B – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2017, the Company had a working capital deficit of $42,492 and accumulated deficit of $390,639. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

 NOTE C – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. There were no shares of preferred stock issued or outstanding at September 30, 2017 or December 31, 2016.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. There were 69,322,426 shares issued and outstanding at September 30, 2017 and December 31, 2016.

Judo Capital Corp.

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

On September 1, 2017, the Company entered into two separate convertible notes payable with a related party, who is an officer of the Company, one for $400,000 and another for $200,000, for the purchase of four certain liens on real estate properties.There is no assets recorded as a result of the transaction. The transaction is recorded as an increase in debt and a reduction in additional paid in capital.

NOTE D– RELATED PARTY TRANSACTIONS AND NOTE PAYALBE

During the nine months ended September 30, 2017, the Company terminated its credit line facility with its Chief Executive Officer, Lorenzo DeLuca that was entered into in October 2015. The Company had not drawn on the credit facility and there was no principal or accrued interest due at the time of termination.

During the nine months ended September 30, 2017, the Company entered into two separate notes payable totaling $30,000 with its Chief Executive Officer, Lorenzo DeLuca. The notes accrue interest at a rate of 10% per annum and are due within ten days of demand. There was $30,000 of principal and accrued interest totaling $1,400 due as of September 30, 2017.

As discussed in Note C, the Company entered into two separate convertible notes payable with related party who is an officer of the Company totaling $400,000 and $200,000 respectively, for the purchase of liens on real estate properties. The convertible note payable accrues interest at 3% per annum and is due on September 1, 2021. The notes may be converted to common stock of the Company effective January 1, 2018 at a rate equal to the lower of $1.00 or the price of the Company’s equity that are sold in any offering in excess of $100,000. Additionally, the note holders are entitled to 40% of any amounts collected from real estate liens in excess of the notes principal. The principal and accrued interest on the notes payable is payable only if the Company successfully collects on the liens discussed in Note C. There was $600,000 of principal and $1,500 of accrued interest due as of September 30, 2017. On February 28, 2018, the Company entered into an agreement with a related party whereby the convertible notes payable were cancelled and all amounts owing, including accrued interest, cancelled. Additionally, the Company returned the real estate liens to the related party.

The Company analyzed the conversion options in the convertible loan payables for derivative accounting consideration under ASC 815, Derivative and Hedging, and determines that the transactions do not qualify for derivative treatment. The Company then analyzed these convertible notes for Beneficial Conversion Features (BCF) and concluded there were no BCF on these loan payable convertible notes.

The Company currently operates out of an office of a related party free of rent.

NOTE E – COMMITMENTS AND CONTINGENCIES

On February 2, 2017, the Company entered into three separate non-exclusive agreements whereby it engaged agents to assist in the purchase of distressed real estate properties on behalf of the Company. The Company has agreed to compensate each party a minimum of 1% of the aggregate purchase price of the property Due to the cancellation agreement the Company returned real estate liens and is no longer intends to be in the real estate investment business.

NOTE F – SUBSEQUENT EVENTS

On February 28, 2018, the Company entered into an agreement with a related party whereby the convertible notes payable as discussed in Note D were cancelled and all amounts owing, including accrued interest, forgiven. Additionally, the Company returned the real estate liens to the related party.

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

Results of Operations

Comparison of the three months ended September 30, 2017 and 2016

Revenues. The Company had no revenue during the three months ended September 30, 2017 or 2016.

Cost of Revenues. The Company had no cost of revenue for the three months ended September 30, 2017 or 2016.

General and Administrative expenses. The Company incurred $6,209 of general and administrative expenses during the three months ended September 30, 2017 compared to $4,100 during the same period in 2016. The increase in general and administrative expenses is the result of the Company incurring legal costs during the current period to affect a name change which was not incurred during 2016.

Loss From Operations. The Company incurred an operating loss of $6,209 during the three months ended September 30, 2017 compared to $4,100 during the same period in 2016. The increase in net loss is a result of decreased general and administrative expenses as discussed previously.

Other Income (Expense). The Company incurred interest expense with related parties of $1,193 and non related parties of $1,000 during the three months ended September 30, 2017 compared to $0 during the three months ended September 30, 2016. The increase in interest expense is due to the outstanding balance under the Company’s related parties loan payable and convertible notes payable that were present during the three months ended September 30, 2017 but not 2016.

NetLoss. The Company incurred a net loss of $8,402 during the three months ended September 30, 2017 compared to $4,100 during the same period in 2016. The increase in net loss is a result of increased general and administrative and other expenses as discussed previously.

Comparison of the nine months ended September 30, 2017 and 2016

Revenues. The Company had no revenue during the nine months ended September 30, 2017 or 2016.

Cost of Revenues. The Company had no cost of revenue for the nine months ended September 30, 2017 or 2016.

General and Administrative expenses. The Company incurred $39,824 of general and administrative expenses during the nine months ended September 30, 2017 compared to $12,435 during the same period in 2016. The increase in general and administrative expenses is the result of the Company incurring costs during the current period to catch up and maintain its filings with the SEC which it was not performing during 2016.

Loss From Operations. The Company incurred an operating loss of $39,824 during the nine months ended September 30, 2017 compared to $12,435 during the same period in 2016. The increase in net loss is a result of decreased general and administrative expenses as discussed previously.

Other Income (Expense). The Company incurred interest expense with related parties of $1,900 and non-related parties of $1,000 during the nine months ended September 30, 2017 compared to $0 during the nine months ended September 30, 2016. The increase in interest expense is due to the outstanding balance under the Company’s related parties loan payable and convertible notes payable that were present during the nine months ended September 30, 2017 but not 2016.

Net Loss. The Company incurred a net loss of $42,724 during the nine months ended September 30, 2017 compared to $12,435 during the same period in 2016. The increase in net loss is a result of decreased general and administrative and other expenses as discussed previously.

Liquidity and Capital Resources

At September 30, 2017, the Company had current assets of $4,500 and current liabilities totaling $46,992 creating a working capital deficit of $42,492. Current assets consisted of $3,250 of cash and $1,250 of prepaid expenses. Current liabilities consisted of, accounts payable and accrued liabilities totaling $14,092, interest payable to related parties of $1,900, interest payable of $1,000 and a related party payable of $30,000.

Cash Flows

Net cash used in operating activities was $31,537 and $2,980 during the nine months ended September 30, 2017 and 2016, respectively. Net cash used in operating activities during the nine months ended September 30, 2017 consisted of a net loss of $42,724 offset by changes in working capital of $11,187 Net cash used in operating activities during the nine months ended September 30, 2016 consisted of a net loss of $12,435 which was offset by a positive change in working capital of $9,455.

Net cash provided by financing activities were $30,000 and $0 during the nine months ended September 30, 2017 and 2016, respectively. Net cash provided by financing activities during the nine months ended September 30, 2017 consisted of $30,000 of proceeds from related party loans.

As of September 30, 2017, the Company was primarily relying on its corporate officers, directors, and outside investors for the funding needed for the implementation of its business plan. The Company’s management is currently looking for the capital needed to complete its corporate objectives. The Company cannot predict the extent to which its liquidity and capital resources will be available prior to executing its business plan or whether it will have sufficient capital to fund typical operating expenses.

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

Dated: March 21, 2018	Judo Capital Corp.

By: /s/ Lorenzo DeLuca
Lorenzo DeLuca, Chief Executive Officer and President

Dated: March 21, 2018	Judo Capital Corp.

By: /s/ Craig Burton
Craig Burton, Chief Financial Officer and Secretary