Form 10-K
period 2017-12-31
JUDO Capital Corp.
filed 2019-05-07
CIK 1445831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Commission file number 333-167451

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

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☒ No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging Growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2017): $0.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 69,322,426 shares of common stock as of May 7, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None

JUDO CAPITAL CORP.

FORM 10-K

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	18

	PART IV	19

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	19

	SIGNATURES	20

EXHIBIT 31	SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

EXHIBIT 32	SECTION 906 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PART I

ITEM 1.     BUSINESS

FORWARD-LOOKING STATEMENTS; This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. In addition, Judo Capital Corp. (formerly Classic Rules Judo, Inc.) (the “Company” or “Judo”), may from time to time make oral forward-looking statements. Actual results are uncertain and may be impacted by many factors. In particular, certain risks and uncertainties that may impact the accuracy of the forward-looking statements with respect to revenues, expenses and operating results include without limitation; cycles of customer orders, general economic and competitive conditions and changing customer trends, technological advances and the number and timing of new product introductions, shipments of products and components from foreign suppliers, and changes in the mix of products ordered by customers. As a result, the actual results may differ materially from those projected in the forward-looking statements.

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

Employees

The Company presently has no employees other than its officers and directors. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to hire any full-time employees until absolutely necessary for the operations of the Company. The need for employees and their availability will be addressed in connection with the scope and requirements of the operations of the Company.

As of December 31, 2017, we had no employees other than our officer and director. We anticipate that we will not hire any employees in the next twelve months, unless we generate significant revenues.

 Facilities

Our executive, administrative and operating offices are located at 269 Forest Ave, Staten Island, NY 10301 free of rent. There is no written agreement documenting this arrangement.

We have no policies with respect to investments in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities. The mailing address of Judo Capital Corp. is 269 Forest Ave, Staten Island, NY 10301.

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

As of May 7 , 2019, there were 69,322,426 shares of common stock of the Company issued and outstanding.

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

Overview

Judo Capital Corp. (“We” or the “Company”) was originally formed as Blue Ribbon Pyrocool, Inc. a Delaware corporation, on November 16, 2005, as a wholly owned subsidiary of Puritan Financial Group, Inc., a company traded on the Pink OTC Markets, Inc. On March 24, 2008 a majority of the shareholders approved the spin-off of the Company to the shareholders of record as of March, 26, 2008.  Subsequent to its formation and prior to being renamed, the Company had no revenues or operations.

The Company created a subsidiary which was incorporated in the state of Connecticut called Classic Rules World Judo Championships, Inc. There are no other subsidiaries. On July 15, 2008 the Company executed a Memorandum of Understanding entitled “Management's Global Agreement” (the “MOU”) with Classic Rules Judo Championships, Inc. and Mr. Chris Angle.  Under such MOU the Company would change its name and pursue the business of Classic Rules Judo Championships, Inc.

We intended to establish and promote tournaments for the sport of classical judo and hosted two such tournaments: one in 2010 and one in 2011. The Company has not hosted a tournament since 2011 and on June 2, 2014, the Company ceased its principal activities of hosting and sponsoring judo tournaments. The Company had planned to operate in real estate investment activities focused in the New York City metropolitan area. On February 28, 2018, the Company ceased its plans to operate in the real estate investment activities. The Company is seeking to consummate a merger or acquisition.

Critical Accounting Policies

Use of Estimates

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

Principles of Consolidation

The consolidated financial statements include the accounts of Judo Capital Corp and its wholly owned subsidiary Classic Rules World Judo Championships, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company has not yet generated revenues from its planned real estate investment activities.

Results of Operations

General and Administrative Expenses. The Company incurred general and administrative expenses of $48,213 and $29,482 during the years ended December 31, 2017 and 2016, respectively. The increase is related to the timing of incurring professional fees associated with bringing filings with the SEC current.

Operating loss. As a result of the Company's general and administrative expenses, the Company incurred an operating loss of $48,213 and $29,482 for the years ended December 31, 2017 and 2016, respectively.

Net Loss. The Company incurred a net loss of $53,369 and $29,482during the years ended December 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

At December 31, 2017, we had cash of $138, current assets of $138 and current liabilities totaling $53,275 creating a working capital deficit of $53,137. Current liabilities consisted of accounts payable and accrued liabilities totaling $18,119, related party interest payable of $5,156 and a related party loan payable of $30,000.

At December 31, 2016, we had cash of $4,787, current assets of $10,037 and current liabilities totaling $9,805 creating a working capital balance of $232. Current liabilities consisted of accounts payable and accrued liabilities totaling $9,805.

Share Issuances

There were no common or preferred shares issued during the years ended December 31, 2017 or 2016.

Cash Flows

Net cash used in operating activities were $34,649 and $34,257during the years ended December 31, 2017 and 2016. Net cash used in operating activities during the year ended December 31, 2017 consisted of a net loss of $53,369 and a change in working capital of $18,720. Net cash used in operating activities during the year ended December 31, 2016 consisted of a net loss of $29,482 and net changes in working capital of $4,775.

Net cash provided by financing activities were $30,000and $30,000 during the years ended December 31, 2017 and 2016.Net cash provided by financing activities during the year ended December 31, 2017 consisted of cash received from related party loans of $30,000.Net cash provided by financing activities during the year ended December 31, 2016 consisted of cash received for a common stock subscription receivable of $30,000.

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

Boyle CPA, LLC

Certified Public Accountants& Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Judo Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Judo Capital Corp. (the “Company”) as of December 31, 2017, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing and opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 2 to the consolidated financial statements, the Company’s net losses, lack of revenues, and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management’s plans are also described in Note 2. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019

Bayville, NJ

May 7, 2019

361 Hopedale Drive SE P (732) 822-4427

Bayville, NJ 08721 F (732) 510-0665

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Judo Capital Corp. (formerly known as Classic Rules Judo Championships, Inc.)

Staten Island, NY

We have audited the accompanying consolidated balance sheet of Judo Capital Corp. (formerly known as Classic Rules Judo Championships, Inc.) (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, stockholders’ equity(deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the consolidated results of their operations and their cash flows for the year then ended, in conformity withaccounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Asdiscussed in Note [2] to the consolidated financial statements, the Company has suffered recurring losses from operations which raises substantialdoubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note [2]. Theconsolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 29, 2017

Judo Capital Corp.
Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016
ASSETS
Current assets
Cash	$138	$4,787
Prepaid expenses	—	5,250
Total current assets	138	10,037

Total assets	$138	$10,037

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$18,119	$9,805
Interest payable – related party	5,156	—
Loan payable – related party	30,000	—
Total current liabilities	53,275	9,805

Related party convertible note payable, net of current portion	600,000	—
Total liabilities	653,275	9,805

Commitments and contingencies	—	—

Stockholders' equity (deficit)
Preferred stock; $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 69,322,426 shares issued and outstanding	69,322	69,322
Additional paid-in capital	(321,175)	278,825
Accumulated deficit	(401,284)	(347,915)
Total stockholders' equity (deficit)	(653,137)	232

Total liabilities and stockholders' equity (deficit)	$138	$10,037

The accompanying notes are an integral part of these consolidated financial statements.

Judo Capital Corp.
Consolidated Statements of Operations

	Year ended December 31,
	2017	2016
Operating expenses
General and administrative	$48,213	$29,482
Total operating expenses	48,213	29,482

Loss from operations	(48,213)	(29,482)

Other expense
Loss on acquisition of assets	—	—
Interest expense	(5,156)	—
Total other expense	(5,156)	—

Net loss	$(53,369)	$(29,482)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	69,322,426	69,322,426

The accompanying notes are an integral part of these consolidated financial statements.

Judo Capital Corp.
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the Years Ended December 31, 2017 and 2016

	Preferred Stock		Common Stock		Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2015	—	$—	69,322,426	$69,322	$278,825	$(30,000)	$(318,433)	$(286)

Collection of subscription receivable	—	—	—	—	—	30,000	—	30,000
Net loss, year ended December 31, 2016	—	—	—	—	—	—	(29,482)	(29,482)
Balance, December 31, 2016	—	—	69,322,426	69,322	278,825	—	(347,915)	232

Non cash convertible note – related parties recorded as increase in debt and reduction in additional paid in capital	—	—	—	—	(600,000)	—	—	(600,000)
Net loss, year ended December 31, 2017	—	—	—	—		—	(53,369)	(53,369)
Balance, December 31, 2017	—	$—	69,322,426	$69,322	$(321,175)	$—	$(401,284)	$(653,137)

The accompanying notes are an integral part of these consolidated financial statements.

Judo Capital Corp.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2017	2016
Cash flows from operating activities
Net loss	$(53,369)	$(29,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on acquisition of assets	—	—
Changes in operating liabilities:
Prepaid expenses	5,250	(5,250)
Accounts payable and accrued liabilities	8,314	475
Interest payable – related party	5,156	—
Net cash used in operating activities	(34,649)	(34,257)

Cash flows from financing activities
Proceeds from related party loan payable	30,000	—
Collection of subscription receivable	—	30,000
Net cash provided by financing activities	30,000	30,000

Net change in cash	(4,649)	(4,257)
Cash at beginning of period	4,787	9,044
Cash at end of period	$138	$4,787

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplement disclosure of non-cash investing and financing activities
Non cash convertible note – related partiesrecorded as increase in debt and reduction in additional paid in capital	$600,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Judo Capital Corp.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenues, has incurred net losses of $53,369 and $29,482 for the years ended December 31, 2017 and 2016, has an accumulated deficit of $401,284 and $347,915 at December 31, 2017 and 2016, and has experienced negative cash flows from operations. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to consummate a merger or acquisition. However, the Company needs to raise additional capital. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principals of Consolidation

This summary of accounting policies for Judo Capital Corp is presented to assist in understanding the Company’s consolidated financial statements. The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting) which have been consistently applied in the preparation of the consolidated financial statements.The consolidated financial statements include the accounts of Judo Capital Corp. and its wholly owned subsidiary Classic Rules World Judo Championships, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

Fair value of certain of the Company’s financial instruments including cash, accounts payable andrelated party notes payables, approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

Fair value, as defined in ASC 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, principal (or most advantageous) markets, and an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk.

Judo Capital Corp.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of the techniques may require significant judgment and are primarily dependent upon the characteristics of the asset or liability, and the quality and availability of inputs. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also provides fair value hierarchy for inputs and resulting measurement as follows:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3: Unobservable inputs for the asset or liability that are supported by little or no market activity, and that are significant to the fair values.

Fair value measurements are required to be disclosed by the Level within the fair value hierarchy in which the fair value measurements in their entirety fall. Fair value measurements using significant unobservable inputs (in Level 3 measurements) are subject to expanded disclosure requirements including a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following: (i) total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earning are reported in the statement of income.

The Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10 as of December 31, 2017 and 2016.

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company had no cash equivalents at December 31, 2017 and 2016.

Income Taxes

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Use of net operating loss carry forwards for income tax purposes may be limited by Internal Revenue Code section 382 if a change of ownership occurs.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

 Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred.

Judo Capital Corp.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include (a) affiliates of the registrant; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

 Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment”. The amendments in this update simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. This update is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 31, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing after January 1, 2017. The Company notes that this guidance applies to its reporting requirements and will implement the new guidance accordingly in performing goodwill impairment testing; however, the Company does not believe this update will have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which revises the definition of a business. This update is effective for annual periods beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. The Company notes that this guidance will impact its acquisitions beginning October 1, 2018.

In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" ("ASU 2016-1O"). The amendments in this update clarify the following two aspects to Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The entity first identifies the promised goods or services in the contract and reduces the cost and complexity. An entity evaluates whether promised goods and services are distinct. Topic 606 includes implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The Company evaluated the impacts of ASU 2016-10 and determined it did not have an impact on the Company’s revenue recognition practices.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

Judo Capital Corp.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. There were no preferred shares issued or outstanding as of December 31, 2017 or 2016.

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value of $0.001 per share. At December 31, 2017 and 2016 there were 69,322,426 shares of common stock issued and outstanding.

On October 15, 2015, the Company issued 50,000,000 shares of common stock Gladstone Ventures, LLC which the Company’s CEO is a Managing Member, for cash proceeds of $30,000 and a subscription receivable of $30,000, which was subsequently collected on October 4, 2016.

NOTE 5 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for the year ended December 31, 2017 or 2016 due to the operating losses experienced during the year ended December 31, 2017 and 2016. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.Effective December 22, 2017 a new tax bill was signed into law that reduced the federal income tax rate for corporations from 35% to 21%. The new bill reduced the blended tax rate for theCompany from 41% to 26%. The change in blended tax rate reduced the 2017 net operating loss carry forward deferred tax assets by approximately $50,000.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 2017 or 2016 applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open.

 Judo Capital Corp.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

NOTE 5 – INCOME TAXES (CONTINUED)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	For the Years Ended December 31,
	2017	2016
U.S Statutory Corporate Income Tax Rate	34%	34%
Deferred tax rate changes - US income tax reform	-15%	—
State Income Tax	7%	7%
Change in Valuation Allowance on Deferred Tax Asset	-26%	-41%
Effective Rate	—	—

Net deferred tax assets consist of the following:

	December 31,
	2017	2016
Net operating loss carry forward	$112,360	$142,645
Valuation allowance	(112,360)	(142,645)
Net deferred tax asset	$—	$—

The Company’s net operating loss carry forwards of $401,284 will begin to expire in 2028.

NOTE 6 – RELATED PARTY TRANSACTIONS AND NOTE PAYABLE

During the year ended December 31, 2017, the Company terminated its credit line facility with its Chief Executive Officer, Lorenzo DeLuca that was entered into in October 2015. The Company had not drawn on the credit facility and there was no principal or accrued interest due at the time of termination.

During the year ended December 31, 2017, the Company entered into two separate notes payable totaling $30,000 with its Chief Executive Officer, Lorenzo DeLuca. The notes accrue interest at a rate of 10% per annum and are due within ten days of demand. There was $30,000 of principal and accrued interest totaling $2,156 due as of December 31, 2017.

The Company entered into two separate convertible notes payable with related party who is an officer of the Company totaling $400,000 and $200,000 respectively, for the purchase of liens on real estate properties. The convertible notes payable accrue interest at 3% per annum and is due on September 1, 2021. The notes may be converted to common stock of the Company effective January 1, 2018 at a rate equal to the lower of $1.00 or the price of the Company’s equity that are sold in any offering in excess of $100,000. Additionally, the noteholders are entitled to 40% of any amounts collected from real estate liens in excess of the notes principal. The principal and accrued interest on the notes payable is payable only if the Company successfully collects on the liens. There was $600,000 of principal and $3,000 of accrued interest due as of December 31, 2017. On February 28, 2018, the Company entered into an agreement with a related party whereby the convertible notes payable were cancelled and all amounts owing, including accrued interest, cancelled. Additionally, the Company returned the real estate liens to the related party.

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

Judo Capital Corp.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – SUBSEQUENT EVENTS

On February 28, 2018, the Company entered into an agreement with a related party whereby the convertible notes payable as discussed in Note 6 were cancelled and all amounts owing, including accrued interest, forgiven. Additionally, the Company returned the real estate liens to the related party.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Framework. Based on that evaluation, our management has concluded that, as of December 31, 2017, the Company had material weaknesses in its internal control over financial reporting. Specifically management identified the following material weaknesses at December 31, 2017:

●	As of December 31, 2017, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

●	As of December 31, 2017, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

●	As of December 31, 2017, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

●	As of December 31, 2017, there were no independent directors and no independent audit committee.

As a result of the material weakness described above, management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting, involving the preparation and reporting of our financial statements presented in conformity with GAAP, were not effective.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors hold office until the annual meeting of shareholders next held after their election. Our officers and directors are as follows:

Name	Age	With Company Since	Director/Position

Craig Burton	53	04/2014	Director, Chief Executive Officer, Chief Financial Officer and Secretary
Lorenzo DeLuca*	66	10/2015	Former Director, Former Chief Executive Officer and Former President
Ralph Porretti	67	10/2015	Director, Chief Operating Officer, Treasurer

(*) Lorenzo DeLuca resigned from his positions with Company effective February 7, 2019

Craig Burton

Craig H. Burton attended University of South Carolina-Coastal and was a duly licensed Real Estate agent in the State of New York. Craig has run a communications business the last 5 years. He is in charge of all company matters at P Laser Company.

Lorenzo DeLuca

Lorenzo DeLuca is an attorney who was admitted to practice in the state of New York in 1976. He has been employed by Delshah Capital, LLC for the last five years. Mr. DeLuca has an AB in Economics from Rutgers College 1971 and a JD from New York Law School 1975.

Ralph Porretti

Ralph Porrettiis a New York State Licensed Real Estate Agent who has been the Commercial Division Manager for Century 21 Smart for the last 1½ years. He was employed by Cornerstone Realty for the previous six years

Audit Committee

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

The following table provides summary information for the fiscal years ended December 31, 2017 and 2016concerning cash and non-cash compensation paid or accrued by us for our executive officers in excess of $60,000.

Name/ Position	Year	Salary	Bonus	Stock	Other	Total
Craig Burton	2017	$0	$0	$0	$0	$0
Chief Executive Officer and Chief Financial Officer	2016	$0	$0	$0	$0	$0
Lorenzo DeLuca	2017	$0	$0	$0	$0	$0
Former Chief Executive Officer	2016	$0	$0	$0	$0	$0
Ralph Porretti	2017	$0	$0	$0	$0	$0
Chief Operating Officer	2016	$0	$0	$0	$0	$0

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

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2017. The information in this table provides the ownership information for:

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

Refer to Note 6 – Related Party Transactions and Note Payable to the consolidated financial statements.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2017 and 2016 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

FIRM	FISCAL YEAR 2017	FISCAL YEAR 2016

(i), (ii) Audit Related Fees:

MaloneBailey, LLP	$24,400	$14,000

(iii) Tax Fees	$-	-

(iv) All Other Fees	$-	$-

TOTAL FEES	$24,400	$14,000

The Company’s board of directors, acting as our audit committee pre-approved each engagement of our independent registered public accounting firm.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)     Exhibits:

Exhibit Number	Document Description

3.1	Corporate Charter of Blue Ribbon Pyrocool, Inc. as filed with the Delaware Secretary of State on April 6, 1998, incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 11, 2010.

3.2	Amendment to the Company’s Articles of Incorporation as filed with the Delaware Secretary of State on March 31, 2000, changing the authorized number of shares of the Company, incorporated by reference from the Company’s Form S-1 filed with the Securities and Exchange Commission on June 11, 2010.

3.3	Bylaws of Classic Rule Judo Championship, Inc., incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 11, 2010.

10.1	Management Agreement between Mr. Chris Angle, Desmond Capital and Nathan Lapkin and Jerry Gruenbaum, Esq., whereby Mr. Angle will become President and Chief Executive Office and sole director and develop the concept of Classic Rules Judo Championship, incorporated by reference from the Company’s Form S-1 filed with the Securities and Exchange Commission on June 11, 2010.

14.1	Code of Ethics, incorporated by reference from the Company’s Form S-1 filed with the Securities and Exchange Commission on June 11, 2010.

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

JUDO Capital Corp.
(Registrant)

May 7, 2019	By: /s/ Craig Burton
Craig Burton, Chief Executive Officer and President

JUDO Capital Corp.
(Registrant)

May 7, 2019	By: /s/ Craig Burton
Craig Burton, Chief Financial Officer and Secretary