Form 10-Q
period 2018-06-30
JUDO Capital Corp.
filed 2019-05-08
CIK 1445831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

PART I

ITEM 1     FINANCIAL STATEMENTS

JUDO CAPITAL CORP.

UNAUDITED FINANCIAL STATEMENTS

June 30, 2018

CONTENTS

Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 (unaudited)	Page 5

Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017 (unaudited)	6

Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (unaudited)	7

Notes to Consolidated Financial Statements (unaudited)	8

Judo Capital Corp.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash	$27	$138
Total current assets	27	138

Total assets	$27	$138

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$20,886	$18,119
Interest payable	3,644	5,156
Loan payable – related party	39,000	30,000
Total current liabilities	63,530	53,275

Related party convertible note payable, net of current portion	—	600,000
Total liabilities	63,530	653,275

Commitments and contingencies	—	—

Stockholders' deficit
Preferred stock; $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 69,322,426 shares issued and outstanding	69,322	69,322
Additional paid-in capital	281,825	(321,175)
Accumulated deficit	(414,650)	(401,284)
Total stockholders' deficit	(63,503)	(653,137)

Total liabilities and stockholders' deficit	$27	$138

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Judo Capital Corp.
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Operating expenses
General and administrative	$1,051	$7,917	$11,878	$33,615
Total operating expenses	1,051	7,917	11,878	33,615

Loss from operations	(1,051)	(7,917)	(11,878)	(33,615)

Other expense
Interest expense	(748)	(499)	(1,488)	(707)
Total other expense	(748)	(499)	(1,488)	(707)

Net loss	$(1,799)	$(8,416)	$(13,366)	$(34,322)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	69,322,426	69,322,426	69,322,426	69,322,426

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Judo Capital Corp.
Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(13,366)	$(34,322)
Changes in operating liabilities:
Prepaid expenses	—	2,750
Accounts payable and accrued liabilities	2,767	6,960
Interest payable	1,488	707
Net cash used in operating activities	(9,111)	(23,905)

Cash flows from financing activities
Proceeds from related party loan payable	9,000	20,000
Net cash provided by financing activities	9,000	20,000

Net change in cash	(111)	(3,905)
Cash at beginning of period	138	4,787
Cash at end of period	$27	$882

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplement disclosure of non-cash investing and financing activities
Forgiveness of non cash convertible note – related parties recorded as increase in debt and reduction in additional paid in capital	$600,000	$—
Forgiveness of interest payable to related party	$3,000	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Judo Capital Corp.

Notes to Consolidated Financial Statements

June 30, 2018

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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements as of June 30, 2018, and for the three and six months ended June 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. They should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2017. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of June 30, 2018 and the results of operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of Judo Capital Corp. and its wholly owned subsidiary Classic Rules World Judo Championships, Inc. All intercompany balances and transactions have been eliminated in consolidation.

NOTE B – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2018, the Company had a working capital deficit of $63,503 and accumulated deficit of $414,650. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

 NOTE C – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. There were no shares of preferred stock issued or outstanding at June 30, 2018 or December 31, 2017.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. There were 69,322,426 shares issued and outstanding at June 30, 2018 and December 31, 2017.

Judo Capital Corp.

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

NOTE D – RELATED PARTY TRANSACTIONS AND NOTE PAYABLE

During the six months ended June 30, 2018, the Company received advances from related parties totaling $9,000. The advances accrue interest at a rate of 10% per annum. There was $39,000 and $30,000 of principal and $3,644 and $2,156 of accrued interest related to the advances due as of June 30, 2018 and December 31, 2017.

During the year ended December 31, 2017, the Company entered into two separate convertible notes payable with related party who is an officer of the Company totaling $400,000 and $200,000 respectively, for the purchase of liens on real estate properties. The convertible note payable accrued interest at 3% per annum and was due on September 1, 2021. The notes may be converted to common stock of the Company effective January 1, 2018 at a rate equal to the lower of $1.00 or the price of the Company’s equity that are sold in any offering in excess of $100,000. Additionally, the noteholders are entitled to 40% of any amounts collected from real estate liens in excess of the notes principal. The principal and accrued interest on the notes payable is payable only if the Company successfully collects on the liens. On February 28, 2018, the Company entered into an agreement with a related party whereby the convertible notes payable were cancelled and all amounts owing, including accrued interest, cancelled. Additionally, the Company returned the real estate liens to the related party. There was $0 and $600,000 of principal and $0 and $3,000 of accrued interest due as of June 30, 2018 and December 31, 2017.

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

Results of Operations

Comparison of the three months ended June 30, 2018 and 2017

Revenues. The Company had no revenue during the three months ended June 30, 2018 or 2017.

Cost of Revenues. The Company had no cost of revenue for the three months ended June 30, 2018 or 2017.

General and Administrative expenses. The Company incurred $1,051 of general and administrative expenses during the three months ended June 30, 2018 compared to $7,917 during the same period in 2017. The decrease in general and administrative expenses is the result of the Company incurring legal costs during the prior period to affect a name change which was not incurred during 2018.

Loss From Operations. The Company incurred an operating loss of $1,051 during the three months ended June 30, 2018 compared to $7,917 during the same period in 2017. The decrease in net loss is a result of decreased general and administrative expenses as discussed previously.

Other Income (Expense). The Company incurred interest expense with related parties of $748 during the three months ended June 30, 2018 compared to $499 during the three months ended June 30, 2017. The increase in interest expense is due to the outstanding balance under the Company’s related parties loan payable during the three months ended June 30, 2018 and 2017.

Net Loss. The Company incurred a net loss of $1,799 during the three months ended June 30, 2018 compared to $8,416 during the same period in 2017. The decrease in net loss is a result of decreased general and administrative as discussed previously.

Comparison of the six months ended June 30, 2018 and 2017

Revenues. The Company had no revenue during the six months ended June 30, 2018 or 2017.

Cost of Revenues. The Company had no cost of revenue for the six months ended June 30, 2018 or 2017.

General and Administrative expenses. The Company incurred $11,878 of general and administrative expenses during the six months ended June 30, 2018 compared to $33,615 during the same period in 2017. The decrease in general and administrative expenses is the result of the Company incurring legal costs during the prior period to affect a name change which was not incurred during 2018.

Loss From Operations. The Company incurred an operating loss of $11,878 during the six months ended June 30, 2018 compared to $33,615 during the same period in 2017. The decrease in net loss is a result of decreased general and administrative expenses as discussed previously.

Other Income (Expense). The Company incurred interest expense with related parties of $1,488 during the six months ended June 30, 2018 compared to $707 during the six months ended June 30, 2017. The increase in interest expense is due to the outstanding balance under the Company’s related parties loan payable during the six months ended June 30, 2018 and 2017.

Net Loss. The Company incurred a net loss of $13,366 during the six months ended June 30, 2018 compared to $34,322 during the same period in 2017. The decrease in net loss is a result of decreased general and administrative as discussed previously.

Liquidity and Capital Resources

At June 30, 2018, the Company had current assets of $27 and current liabilities totaling $63,530 creating a working capital deficit of $63,503. Current assets consisted of $27 of cash. Current liabilities consisted of accounts payable and accrued liabilities totaling $20,886, interest payable to related parties of $3,644, and a related party payable of $39,000.

Cash Flows

Net cash used in operating activities was $9,111 and $23,905 during the six months ended June 30, 2018 and 2017, respectively. Net cash used in operating activities during the six months ended June 30, 2018 consisted of a net loss of $13,366 offset by changes in working capital of $4,255. Net cash used in operating activities during the six months ended June 30, 2017 consisted of a net loss of $34,322 which was offset by a positive change in working capital of $10,417.

Net cash provided by financing activities were $9,000 and $20,000 during the six months ended June 30, 2018 and 2017, respectively, which solely consisted of advances from related parties.

As of June 30, 2018, the Company was primarily relying on its corporate officers, directors, and outside investors for the funding needed for the implementation of its business plan. The Company’s management is currently looking for the capital needed to complete its corporate objectives. The Company cannot predict the extent to which its liquidity and capital resources will be available prior to executing its business plan or whether it will have sufficient capital to fund typical operating expenses.

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