Form 10-K
period 2018-12-31
JUDO Capital Corp.
filed 2019-05-08
CIK 1445831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2018): $0.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 69,322,426 shares of common stock as of May 8, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None

JUDO CAPITAL CORP.

FORM 10-K

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	17

	PART IV	18

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	18

	SIGNATURES	19

EXHIBIT 31	SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

EXHIBIT 32	SECTION 906 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

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

As of December 31, 2018, we had no employees other than our officer and director. We anticipate that we will not hire any employees in the next twelve months, unless we generate significant revenues.

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

As of May XX , 2019, there were 69,322,426 shares of common stock of the Company issued and outstanding.

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

Revenue Recognition

The Company has not yet generated revenues from its planned activities.

Results of Operations

General and Administrative Expenses. The Company incurred general and administrative expenses of $12,567 and $48,213 during the years ended December 31, 2018 and 2017, respectively. The decrease is related to the timing of incurring professional fees associated with bringing filings with the SEC current.

Operating loss. As a result of the Company's general and administrative expenses, the Company incurred an operating loss of $12,567 and $48,213 for the years ended December 31, 2018 and 2017, respectively.

Net Loss. The Company incurred a net loss of $15,567 and $53,369 during the years ended December 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

At December 31, 2018, we had cash of $231, current assets totaling $231 and current liabilities totaling $65,935 creating a working capital deficit of $65,704. Current liabilities consisted of accounts payable and accrued liabilities totaling $21,479, related party interest payable of $5,156 and a related party loan payable of $39,000.

At December 31, 2017, we had cash of $138 current assets of $1,388 and current liabilities totaling $53,275 creating a working capital deficit of $53,137. Current liabilities consisted of accounts payable and accrued liabilities totaling $18,119, related party interest payable of $5,156 and a related party loan payable of $30,000.

Share Issuances

There were no common or preferred shares issued during the years ended December 31, 2018 or 2017.

Cash Flows

Net cash used in operating activities were $9,207 and $34,649 during the years ended December 31, 2018 and 2017. Net cash used in operating activities during the year ended December 31, 2018 consisted of a net loss of $15,567 and a change in working capital of $6,360. Net cash used in operating activities during the year ended December 31, 2017 consisted of a net loss of $53,369 and a change in working capital of $18,720.

Net cash provided by financing activities were $9,300 and $30,000 during the years ended December 31, 2018 and 2017. Net cash provided by financing activities during the year ended December 31, 2018 consisted of cash received from related party loans of $9,000 and advances from related parties of $300. Net cash provided by financing activities during the year ended December 31, 2017 consisted of cash received from related party loans of $30,000.

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

  Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Judo Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Judo Capital Corp. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing and opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019

Bayville, NJ

May 7, 2019

361 Hopedale Drive SE P (732) 822-4427

Bayville, NJ 08721 F (732) 510-0665

Judo Capital Corp.
Consolidated Balance Sheets

	December 31,
	2018	2017
ASSETS
Current assets
Cash	$231	$138
Total current assets	231	138

Total assets	$231	$138

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$21,479	$18,119
Related party payables	300	—
Interest payable	5,156	5,156
Loan payable – related party	39,000	30,000
Total current liabilities	65,935	53,275

Related party convertible note payable, net of current portion	—	600,000
Total liabilities	65,935	653,275

Commitments and contingencies	—	—

Stockholders' deficit
Preferred stock; $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 69,322,426 shares issued and outstanding	69,322	69,322
Additional paid-in capital	281,825	(321,175)
Accumulated deficit	(416,851)	(401,284)
Total stockholders' deficit	(65,704)	(653,137)

Total liabilities and stockholders' deficit	$231	$138

The accompanying notes are an integral part of these consolidated financial statements.

Judo Capital Corp.
Consolidated Statements of Operations

	Year ended December 31,
	2018	2017
Operating expenses
General and administrative	$12,567	$48,213
Total operating expenses	12,567	48,213

Loss from operations	(12,567)	(48,213)

Other expense
Interest expense	(3,000)	(5,156)
Total other expense	(3,000)	(5,156)

Net loss	$(15,567)	$(53,369)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	69,322,426	69,322,426

The accompanying notes are an integral part of these consolidated financial statements.

Judo Capital Corp.
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the Years Ended December 31, 2018 and 2017

	Preferred Stock		Common Stock		Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2016	—	$—	69,322,426	$69,322	$278,825	$—	$(347,915)	$232

Non cash convertible note – related parties recorded as increase in debt and reduction in additional paid in capital	—	—	—	—	(600,000)	—	—	(600,000)
Net loss, year ended December 31, 2017	—	—	—	—		—	(53,369)	(53,369)
Balance, December 31, 2017	—	—	69,322,426	69,322	(321,175)	—	(401,284)	(653,137)

Forgiveness of related party interest payable	—	—	—	—	3,000	—	—	3,000
Forgiveness of related party notes payable	—	—	—	—	600,000	—	—	600,000
Net loss, year ended December 31, 2018	—	—	—	—	—	—	(15,567)	(15,567)
Balance, December 31, 2018	—	$—	69,322,426	$69,322	$281,825	$—	$(416,851)	$(65,704)

The accompanying notes are an integral part of these consolidated financial statements.

Judo Capital Corp.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(15,567)	$(53,369)
Changes in operating liabilities:
Prepaid expenses	—	5,250
Accounts payable and accrued liabilities	3,360	8,314
Interest payable	3,000	5,156
Net cash used in operating activities	(9,207)	(34,649)

Cash flows from financing activities
Proceeds from credit facility	9,000	30,000
Proceeds from related party payable	300
Net cash provided by financing activities	9,300	30,000

Net change in cash	93	(4,649)
Cash at beginning of period	138	4,787
Cash at end of period	$231	$138

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplement disclosure of non-cash investing and financing activities
Non cash convertible note – related parties recorded as increase in debt and reduction in additional paid in capital	$—	$600,000
Forgiveness of related party notes payable	$600,000	$—
Forgiveness of related party interest payable	$3,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Judo Capital Corp.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenues, has incurred net losses of $15,567 and $53,369 during the years ended December 31, 2018 and 2017, has an accumulated deficit of $416,851 and $401,284 as of December 31, 2018 and 2017, and has experienced negative cash flows from operations. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principals of Consolidation

This summary of accounting policies for Judo Capital Corp is presented to assist in understanding the Company’s consolidated financial statements. The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting) which have been consistently applied in the preparation of the consolidated financial statements. The consolidated financial statements include the accounts of Judo Capital Corp. and its wholly owned subsidiary Classic Rules World Judo Championships, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

Fair value of certain of the Company’s financial instruments including cash, accounts payable and related party notes payables, approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

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

December 31, 2018 and 2017

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

The Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10 as of December 31, 2018 and 2017.

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company had no cash equivalents at December 31, 2018 and 2017.

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

December 31, 2018 and 2017

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

 Recently Issued Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. This analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective as of November 5, 2018. The adoption of this final rule will not have a material impact on the interim condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from non-employees. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of this standard to have an impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)” which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. For trade receivables, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The guidance is effective for fiscal years beginning after December 31, 2019, including interim periods within those years. Early application of the guidance is permitted for all entities for fiscal years beginning after December 15, 2018, including the interim periods within those fiscal years. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company does not expect the adoption of this standard to have an impact on its consolidated financial statements.

Judo Capital Corp.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (continued)

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which supersedes the guidance in ASC 840, “Leases.” The purpose of the new standard is to improve transparency and comparability related to the accounting and reporting of leasing arrangements. The guidance will require balance sheet recognition for assets and liabilities associated with rights and obligations created by leases with terms greater than twelve months. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Although the standard initially required the modified retrospective approach for adoption, in July 2018, the FASB issued ASU 2018-18, allowing companies to initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Early adoption is permitted. The Company does not expect the adoption of this standard to have an impact on its consolidated financial statements.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. There were no preferred shares issued or outstanding as of December 31, 2018 or 2017.

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value of $0.001 per share. At December 31, 2018 and 2017 there were 69,322,426 shares of common stock issued and outstanding.

NOTE 5 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for the year ended December 31, 2018 or 2017 due to the operating losses experienced during the years ended December 31, 2018 and 2017. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 2018 or 2017 applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	For the Years Ended December 31,
	2018	2017
U.S Statutory Corporate Income Tax Rate	21%	34%
Deferred tax rate changes - US income tax reform	-%	-15%
State Income Tax	7%	7%
Change in Valuation Allowance on Deferred Tax Asset	-28%	-26%
Effective Rate	—	—

Judo Capital Corp.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

NOTE 5 – INCOME TAXES (CONTINUED)

Net deferred tax assets consist of the following:

	December 31,
	2018	2017
Net operating loss carry forward	$116,718	$112,360
Valuation allowance	(116,718)	(112,360)
Net deferred tax asset	$—	$—

The Company’s net operating loss carry forwards of $416,851 will begin to expire in 2028.

NOTE 6 – RELATED PARTY TRANSACTIONS AND NOTE PAYABLE

During the year ended December 31, 2017, the Company terminated its credit line facility with its Chief Executive Officer, Lorenzo DeLuca that was entered into in October 2015. The Company had not drawn on the credit facility and there was no principal or accrued interest due at the time of termination.

During the year ended December 31, 2017, the Company entered into two separate notes payable totaling $30,000 with its Chief Executive Officer, Lorenzo DeLuca. The notes accrue interest at a rate of 10% per annum and are due within ten days of demand. During the year ended December 31, 2018, the Company received additional advances totaling $9,000. There was $39,000 and $30,000 of principal and accrued interest totaling $5,156 and $2,156 due as of December 31, 2018 and 2017.

The Company entered into two separate convertible notes payable with related party who is an officer of the Company totaling $400,000 and $200,000 respectively, for the purchase of liens on real estate properties. The convertible notes payable accrue interest at 3% per annum and is due on September 1, 2021. The notes may be converted to common stock of the Company effective January 1, 2018 at a rate equal to the lower of $1.00 or the price of the Company’s equity that are sold in any offering in excess of $100,000. Additionally, the noteholders are entitled to 40% of any amounts collected from real estate liens in excess of the notes principal. The principal and accrued interest on the notes payable is payable only if the Company successfully collects on the liens. On February 28, 2018, the Company entered into an agreement with a related party whereby the convertible notes payable were cancelled and all amounts owing, including accrued interest, cancelled. Additionally, the Company returned the real estate liens to the related party. There was $0 and $600,000 of principal and $0 and $3,000 of accrued interest due as of December 31, 2018 and 2017.

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events occurring after the balance sheet date and determined there are no additional disclosures needed.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2018 based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Framework. Based on that evaluation, our management has concluded that, as of December 31, 2018, the Company had material weaknesses in its internal control over financial reporting. Specifically management identified the following material weaknesses at December 31, 2018:

●	As of December 31, 2018, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

●	As of December 31, 2018, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

●	As of December 31, 2018, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

●	As of December 31, 2018, there were no independent directors and no independent audit committee.

As a result of the material weakness described above, management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting, involving the preparation and reporting of our financial statements presented in conformity with GAAP, were not effective.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors hold office until the annual meeting of shareholders next held after their election. Our officers and directors are as follows:

Name	Age	With Company Since	Director/Position

Craig Burton	54	04/2014	Director, Chief Financial Officer and Secretary
Lorenzo DeLuca*	67	10/2015	Director, Chief Executive Officer and President
Ralph Porretti	68	10/2015	Director, Chief Operating Officer, Treasurer

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

Ralph Porretti

Ralph Porretti is a New York State Licensed Real Estate Agent who has been the Commercial Division Manager for Century 21 Smart for the last 1½ years. He was employed by Cornerstone Realty for the previous six years

Audit Committee

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

The following table provides summary information for the fiscal years ended December 31, 2018 and 2017 concerning cash and non-cash compensation paid or accrued by us for our executive officers in excess of $60,000.

Name/ Position	Year	Salary	Bonus	Stock	Other	Total
Craig Burton	2018	$0	$0	$0	$0	$0
Chief Financial Officer	2017	$0	$0	$0	$0	$0
Lorenzo DeLuca	2018	$0	$0	$0	$0	$0
Chief Executive Officer	2017	$0	$0	$0	$0	$0
Ralph Porretti	2018	$0	$0	$0	$0	$0
Chief Operating Officer	2017	$0	$0	$0	$0	$0

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

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2018. The information in this table provides the ownership information for:

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

FIRM	FISCAL YEAR 2018	FISCAL YEAR 2017

(i), (ii) Audit Related Fees:

MaloneBailey, LLP	$-	$24,400

(iii) Tax Fees	$-	-

(iv) All Other Fees	$-	$-

TOTAL FEES	$-	$24,400

The Company’s board of directors, acting as our audit committee pre-approved each engagement of our independent registered public accounting firm.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)     Exhibits:

Exhibit Number	Document Description

3.1	Corporate Charter of Blue Ribbon Pyrocool, Inc. as filed with the Delaware Secretary of State on April 6, 1998, incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 11, 2010.

3.2	Amendment to the Company’s Articles of Incorporation as filed with the Delaware Secretary of State on March 31, 2000, changing the authorized number of shares of the Company, incorporated by reference from the Company’s Form S-1 filed with the Securities and Exchange Commission on June 11, 2010.

3.3	Bylaws of Classic Rule Judo Championship, Inc., incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 11, 2010.

10.1	Management Agreement between Mr. Chris Angle, Desmond Capital and Nathan Lapkin and Jerry Gruenbaum, Esq., whereby Mr. Angle will become President and Chief Executive Office and sole director and develop the concept of Classic Rules Judo Championship, incorporated by reference from the Company’s Form S-1 filed with the Securities and Exchange Commission on June 11, 2010.

14.1	Code of Ethics, incorporated by reference from the Company’s Form S-1 filed with the Securities and Exchange Commission on June 11, 2010.

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Classic Rules Judo Championships, Inc.
(Registrant)

May 8, 2019	By: /s/ Craig Burton
Craig Burton, Chief Executive Officer and President

Classic Rules Judo Championships, Inc.
(Registrant)

May 8, 2019	By: /s/ Craig Burton
Craig Burton, Chief Financial Officer and Secretary