Form 10-Q
period 2019-03-31
JUDO Capital Corp.
filed 2019-05-15
CIK 1445831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 69,322,426 shares of common stock as of May 15, 2019 .

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

PART I

ITEM 1     FINANCIAL STATEMENTS

JUDO CAPITAL CORP.

UNAUDITED FINANCIAL STATEMENTS

March 31, 2019

Judo Capital Corp.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash	$132	$231
Total current assets	132	231

Total assets	$132	$231

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$17,987	$21,479
Related party payables	2,885	300
Interest payable	5,896	5,156
Loan payable	7,050	—
Loan payable - related party	39,000	39,000
Total current liabilities	72,818	65,935

Commitments and contingencies	—	—

Stockholders' deficit
Preferred stock; $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 69,322,426 shares issued and outstanding	69,322	69,322
Additional paid-in capital	281,825	281,825
Accumulated deficit	(423,833)	(416,851)
Total stockholders' deficit	(72,686)	(65,704)

Total liabilities and stockholders' deficit	$132	$231

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Judo Capital Corp.
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2019	2018
Operating expenses
General and administrative	$6,242	$10,827
Total operating expenses	6,242	10,827

Loss from operations	(6,242)	(10,827)

Other expense
Interest expense	(740)	(740)
Total other expense	(740)	(740)

Net loss	$(6,982)	$(11,567)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	69,322,426	69,322,426

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Judo Capital Corp.
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the Three Months Ended March 31, 2018 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2017	—	$—	69,322,426	$69,322	$(321,175)	$(401,284)	$(653,137)
Forgiveness of related party interest payable	—	—	—	—	3,000	—	3,000
Forgiveness of related party notes payable	—	—	—	—	600,000	—	600,000
Net loss, three months ended March 31, 2018	—	—	—	—	—	(11,567)	(11,567)
Balance, March 31, 2018	—	$—	69,322,426	$69,322	$281,825	$(412,851)	$(61,704)

Judo Capital Corp.
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the Three Months Ended March 31, 2019 (Unaudited)
Balance, December 31, 2018	—	$—	69,322,426	$69,322	$281,825	$(416,851)	$(65,704)
Net loss, three months ended March 31, 2019	—	—	—	—	—	(6,982)	(6,982)
Balance, March 31, 2019	—	$—	69,322,426	$69,322	$281,825	$(423,833)	$(72,686)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Judo Capital Corp.
Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(6,982)	$(11,567)
Changes in operating liabilities:
Prepaid expenses	—	—
Accounts payable and accrued liabilities	(3,492)	1,764
Interest payable	740	740
Net cash used in operating activities	(9,734)	(9,063)

Cash flows from financing activities
Proceeds from related party loans payable	2,585	—
Proceeds from loans payable	7,050	—
Proceeds from credit facility	—	9,000
Net cash provided by financing activities	9,635	9,000

Net change in cash	(99)	(63)
Cash at beginning of period	231	138
Cash at end of period	$132	$75

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplement disclosure of non-cash investing and financing activities
Forgiveness of non cash convertible note – related parties recorded as increase in debt and reduction in additional paid in capital	$—	$600,000
Forgiveness of interest payable to related party	$—	$3,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Judo Capital Corp.

Notes to Consolidated Financial Statements

March 31, 2019

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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements as of March 31, 2019, and for the three months ended March 31, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. They should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2018. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of March 31, 2019 and the results of operations for the three months ended March 31, 2019 and 2018 and cash flows for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of Judo Capital Corp. and its wholly owned subsidiary Classic Rules World Judo Championships, Inc. All intercompany balances and transactions have been eliminated in consolidation.

NOTE B – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2019, the Company had a working capital deficit of $72,686 and accumulated deficit of $423,833. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

 NOTE C – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. There were no shares of preferred stock issued or outstanding at March 31, 2019 or December 31, 2018.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. There were 69,322,426 shares issued and outstanding at March 31, 2019 and December 31, 2018.

Judo Capital Corp.

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

NOTE D – RELATED PARTY TRANSACTIONS AND NOTE PAYABLE

During the three months ended March 31, 2019, the Company received advances from related parties totaling $2,585. The advances are non-interest bearing and due on demand. There was $2,885 and $300 due to related parties as of March 31, 2019 and December 31, 2018, respectively.

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

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018

Revenues. The Company had no revenue during the three months ended March 31, 2019 or 2018.

Cost of Revenues. The Company had no cost of revenue for the three months ended March 31, 2019 or 2018.

General and Administrative expenses. The Company incurred $6,242 of general and administrative expenses during the three months ended March 31, 2019 compared to $6,242 during the same period in 2018. The decrease in general and administrative expenses is the result of the Company incurring costs associated with its public filings during the prior period that were not incurred during the current period.

Loss From Operations. The Company incurred an operating loss of $6,242 during the three months ended March 31, 2019 compared to $10,827 during the same period in 2018. The decrease in net loss is a result of decreased general and administrative expenses as discussed previously.

Other Income (Expense). The Company incurred interest expense of $740 during the three months ended March 31, 2019 compared to $740 during the three months ended March 31, 2018.

Net Loss. The Company incurred a net loss of $6,982 during the three months ended March 31, 2019 compared to $11,567 during the same period in 2018. The decrease in net loss is a result of decreased general and administrative as discussed previously.

Liquidity and Capital Resources

At March 31, 2019, the Company had current assets of $132 and current liabilities totaling $72,818 creating a working capital deficit of $72,686. Current assets consisted of $132 of cash. Current liabilities consisted of accounts payable and accrued liabilities totaling $17,987, interest payable to related parties of $5,896, a loan payable of $7,050 and a related party payable of $39,000.

Cash Flows

Net cash used in operating activities was $9,734 and $9,063 during the three months ended March 31, 2019 and 2018, respectively. Net cash used in operating activities during the three months ended March 31, 2019 consisted of a net loss of $6,982 offset by changes in working capital of $2,752. Net cash used in operating activities during the three months ended March 31, 2018 consisted of a net loss of $11,567 offset by changes in working capital of $2,504.

Net cash provided by financing activities were $9,635 and $9,000 during the three months ended March 31, 2019 and 2018, respectively, which which consisted of $2,585 of advances from related parties and $7,050 of proceeds from loans payable during the three months ended March 31, 2019 and $9,000 of advances from related party credit lines of $9,000 during the three months ended March 31, 2018.

As of March 31, 2019, the Company was primarily relying on its corporate officers, directors, and outside investors for the funding needed for the implementation of its business plan. The Company’s management is currently looking for the capital needed to complete its corporate objectives. The Company cannot predict the extent to which its liquidity and capital resources will be available prior to executing its business plan or whether it will have sufficient capital to fund typical operating expenses.

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

Dated: May 15, 2019	Judo Capital Corp.

By: /s/ Craig Burton
Craig Burton, Chief Executive Officer and President

Dated: May 15, 2019	Judo Capital Corp.

By: /s/ Craig Burton
Craig Burton, Chief Financial Officer and Secretary