Form 10-Q
period 2019-06-30
JUDO Capital Corp.
filed 2019-08-01
CIK 1445831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

Commission File Number: 000-54953

JUDO CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	47-2653358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

269 Forest Ave.
Staten Island, NY	10301
(Address of principal executive offices)	(Zip Code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 69,322,426 shares of common stock as of August 1, 2019.

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

Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in our 2018 Annual Report on Form 10-K and other filings with the SEC.

PART I

ITEM 1     FINANCIAL STATEMENTS

JUDO CAPITAL CORP.

UNAUDITED FINANCIAL STATEMENTS

June 30, 2019

Judo Capital Corp.
BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash	$124	$231
Total Current Assets	124	231

TOTAL ASSETS	$124	$231

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$19,445	$21,479
Accounts Payable - Related Party	7,485	300
Interest Payable - Related Party	6,644	5,156
Loan Payable - Related Party	46,050	39,000

Total Current Liabilities	79,624	65,935

Total Liabilities	79,624	65,935

Stockholder's Deficit
Preferred Stock, par value $0.001,
50,000,000 shares Authorized, 0 Issued or Outstanding at
June 30, 2019 and December 31, 2018	—	—
Common Stock, par value $0.001,
100,000,000 shares Authorized, 69,322,426 shares Issued and
Outstanding at June 30, 2019 and December 31, 2018	69,322	69,322
Additional Paid-In Capital	281,825	281,825
Accumulated Deficit	(430,647)	(416,851)

Total Stockholder's Deficit	(79,500)	(65,704)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$124	$231

The accompanying notes are an integral part of these unaudited financial statements

Judo Capital Corp.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues:

Expenses:
Professional fees	5,899	400	11,539	10,644
General and administrative expense	167	651	769	1,234
Total Operating Expenses	6,066	1,051	12,308	11,878

Operating Loss	(6,066)	(1,051)	(12,308)	(11,878)

Other Expense
Interest expense	748	748	1,488	1,488

Net Loss	$(6,814)	$(1,799)	$(13,796)	$(13,366)

Basic & Diluted Loss per Common Share	$(0.00)		$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	69,322,426	69,322,426	69,322,426	69,322,426

The accompanying notes are an integral part of these unaudited financial statements

Judo Capital Corp.
STATEMENT OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency

Balance as of December 31, 2017	—	$—	69,322,426	$69,322	$(321,175)	$(401,284)	$(653,137)
Forgiveness of Related Party Interest Payable	—	—	—	—	3,000	—	3,000
Forgiveness of Related Party Notes Payable	—	—	—	—	600,000	—	600,000
Net Loss for the Three Months Ended March 31, 2018	—		—	—	—	(11,567)	(11,567)
Balance as of March 31, 2018	—	—	69,322,426	69,322	281,825	(412,851)	(61,704)

Net Loss for the Three Months Ended June 30, 2018	—	—	—	—	—	(1,799)	(1,799)

Balance as of June 30, 2018	—	$—	69,322,426	69,322	$281,825	$(414,650)	$(63,503)

Balance as of December 31, 2018	—	$—	69,322,426	$69,322	$281,825	$(416,851)	$(65,704)
Net Loss for the Three Months Ended March 31, 2019	—	—	—	—	—	(6,982)	(6,982)
Balance as of March 31, 2019	—	—	69,322,426	69,322	281,825	(423,833)	(72,686)

Net Loss for the Three Months Ended June 30, 2019	—	—	—	—	—	(6,814)	(6,814)

Balance as of June 30, 2019	—	$—	69,322,426	69,322	$281,825	$(430,647)	$(79,500)

The accompanying notes are an integral part of these unaudited financial statements

Judo Capital Corp.
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(13,796)	$(13,366)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes In:
Accounts Payable	(2,034)	2,767
Accounts Payable - Related Party	7,185	—
Interest Payable - Related Party	1,488	1,488
Net Cash Used in Operating Activities	(7,157)	(9,111)

CASH FLOWS FROM FINANCING
Proceeds from Loan Payable - Related Party	7,050	9,000
Net Cash Provided by Financing Activities	7,050	9,000

Net (Decrease) Increase in Cash	(107)	(111)
Cash at Beginning of Period	231	138

Cash at End of Period	$124	$27

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of non-cash convertible note to a related party recorded as
increase in debt and reduction of additional paid in capital	$—	$600,000
Forgiveness of interest payable to related party	$—	$3,000

The accompanying notes are an integral part of these unaudited financial statements

8

Judo Capital Corp.

Notes to Financial Statements

June 30, 2019

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Judo Capital Corp. (“Judo”) was incorporated in the State of Delaware on November 16, 2005 under the name Blue Ribbon Pyrocool, Inc. (“Blue Ribbon”). Blue Ribbon changed its name to Classic Rules Judo Championships, Inc. on July 15, 2008 then to Judo Capital Corp on February 15, 2017. The entity is referred to as “the Company”. The Company formed a subsidiary in the State of Connecticut on August 13, 2008 named Classic Rules World Judo Championships, Inc. to develop an annual judo championship tournament, this subsidiary is no longer active and has ceased to exist. On June 2, 2014, the Company ceased its principal activities of hosting and sponsoring judo tournaments. The Company had planned to operate in real estate investment activities focused in the New York City metropolitan area.  On February 28, 2018, the Company ceased its plans to operate in the real estate investment activities. The Company is seeking to consummate a merger or acquisition.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2019, the Company had a working capital deficit of $79,500 and accumulated deficit of $430,647. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements as of June 30, 2019, and for the six months ended June 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. They should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2018. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of June 30, 2019 and the results of operations for the three and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018. The results of operations for the three months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates. Actual results and outcomes may differ materially from the estimates as additional information becomes known.

Reclassifications

Certain reclassifications have been made to the presentation for the three and six months ended June 30, 2018 to make them comparable to the current years presentation.

9

Judo Capital Corp.

Notes to Financial Statements

June 30, 2019

(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents includes highly liquid investments with original maturities of nine months or less. On occasion, the Company has amounts deposited with financial institutions in excess of federally insured limits.

 Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying value of cash and cash equivalents and accounts payable approximate their fair value because of the short-term nature of these instruments and their liquidity. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Income Taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carryforwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company records an estimated valuation allowance on its deferred income tax assets if it is not more likely than not that these deferred income tax assets will be realized.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of the previous years ended August 31, 2018 and 2017, the Company has not recorded any unrecognized tax benefits.

Segment Reporting

The Company’s business currently operates in one segment.

Net Loss per Share

The computation of basic net loss per common share is based on the weighted average number of shares that were outstanding during the year. The computation of diluted net loss per common share is based on the weighted average number of shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. See Note 4. Net Loss Per Share.

Recently Issued Accounting Pronouncements

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, it has not identified any standards that it believes merit further discussion. The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

Judo Capital Corp.

Notes to Financial Statements

June 30, 2019

(Unaudited)

 NOTE 4 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. There were no shares of preferred stock issued or outstanding at June 30, 2019 or December 31, 2018.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. There were 69,322,426 shares issued and outstanding at June 30, 2019 and December 31, 2018.

NOTE 5 – RELATED PARTY TRANSACTIONS AND NOTE PAYABLE

In 2017, the Company received loans from a related party totaling $30,000. The loans payable bear interest at an annual rate of 10% interest and are due on demand. There was $30,000 due as principal and $5,156 in interest for these notes due to a related party as of December 31, 2018. There was $30,000 due as principal and $6,644 in interest for these notes due to a related party as of June 30, 2019.

During the six months ended June 30, 2019, the Company received advances from a related party totaling $7,185. During the six months ended June 30, 2018, the Company received advances from a related party totaling $300. The advances are non-interest bearing and due on demand. There was $7,485 and $300 in accounts payable - related party as of June 30, 2019 and December 31, 2018, respectively.

During the six months ended June 30, 2019, the Company received a loan from a related party totaling $7,050. During the six months ended June 30, 2018, the Company received a loan from a related party totaling $9,000. These loans are non-interest bearing and due on demand. There was $7,050 and $9,000 due as non-interest bearing loans to a related party as of June 30, 2019 and December 31, 2018, respectively.

The Company currently operates out of an office of a related party free of rent.

NOTE 6 – SUBSEQUENT EVENTS

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

Results of Operations

Comparison of the three months ended June 30, 2019 and 2018

Revenues . The Company had no revenue during the three months ended June 30, 2019 or 2018.

Cost of Revenues . The Company had no cost of revenue for the three months ended June 30, 2019 or 2018.

General and Administrative expenses. The Company incurred $167 of general and administrative expenses during the three months ended June 30, 2019 compared to $651 during the same period in 2018. The decrease in general and administrative expenses is the result of the Company incurring costs associated with its public filings during the prior period that were not incurred during the current period.

Professional fees. The Company incurred $5,899 of professional fees during the three months ended June 30, 2019 compared to $400 during the same period in 2018. The increase in professional fees is the result of the Company incurring costs associated with Accountants, Auditors and Attorneys that were not incurred during the current period.

Loss From Operation . The Company incurred an operating loss of $6,066 during the three months ended June 30, 2019 compared to $1,0519 during the same period in 2018. The increase in net loss is a result of increased professional fees as discussed previously.

Other Income (Expense). The Company incurred interest expense of $748 during the three months ended June 30, 2019 compared to $748 during the three months ended June 30, 2018.

Net Loss . The Company incurred a net loss of $6,814 during the three months ended June 30, 2019 compared to $1,799 during the same period in 2018. The increase in net loss is a result of increased professional fees as discussed previously.

Comparison of the six months ended June 30, 2019 and 2018

Revenues . The Company had no revenue during the six months ended June 30, 2019 or 2018.

Cost of Revenues . The Company had no cost of revenue for the six months ended June 30, 2019 or 2018.

General and Administrative expenses . The Company incurred $769 of general and administrative expenses during the six months ended June 30, 2019 compared to $1,234 during the same period in 2018. The decrease in general and administrative expenses is the result of the Company incurring costs associated with its public filings during the prior period that were not incurred during the current period.

Professional fees. The Company incurred $11,539 of professional fees during the six months ended June 30, 2019 compared to $10,644 during the same period in 2018. The increase in professional fees is the result of the Company incurring costs associated with Accountants, Auditors and Attorneys that were not incurred during the current period.

Loss From Operations. The Company incurred an operating loss of $6,242 during the six months ended June 30, 2019 compared to $10,827 during the same period in 2018. The decrease in net loss is a result of decreased general and administrative expenses as discussed previously.

Other Income (Expense). The Company incurred interest expense of $1,488 during the six months ended June 30, 2019 compared to $1,488 during the six months ended June 30, 2018.

Net Loss. The Company incurred a net loss of $13,796 during the six months ended June 30, 2019 compared to $13,366 during the same period in 2018. The decrease in net loss is a result of decreased general and administrative as discussed previously.

Liquidity and Capital Resources

At December 31, 2018, the Company had current assets of $231 and current liabilities totaling $65,935 creating a working capital deficit of $65,704. Current assets consisted of $231 of cash. Current liabilities consisted of accounts payable and accrued liabilities totaling $21,479, interest payable to related parties of $5,156, loans payable to related parties of $39,000 and a related party payable of $300.

At June 30, 2019, the Company had current assets of $124 and current liabilities totaling $79,624 creating a working capital deficit of $79,500. Current assets consisted of $124 of cash. Current liabilities consisted of accounts payable and accrued liabilities totaling $19,445, interest payable to related parties of $6,644, loans payable to related parties of $46,050 and a related party payable of $7,485.

Cash Flows

Net cash used in operating activities was $7,157 and $9,111 during the six months ended June 30, 2019 and 2018, respectively.

Net cash provided by financing activities was $7,050 and $9,000 during the six months ended June 30, 2019 and 2018, respectively, which consisted of a $7,050 loan from a related party during the six months ended June 30, 2019 and a $9,000 loan from a related party during the six months ended June 30, 2018.

As of June 30, 2019, the Company was primarily relying on its corporate officers, directors, and outside investors for the funding needed for the implementation of its business plan. The Company’s management is currently looking for the capital needed to complete its corporate objectives. The Company cannot predict the extent to which its liquidity and capital resources will be available prior to executing its business plan or whether it will have sufficient capital to fund typical operating expenses.

  Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Craig Burton, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation Craig Burton, our Chief Executive Officer and Chief Financial Officer concluded that as of August 1, 2019, our disclosure controls and procedures were not effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our last fiscal quarter as covered by this report on June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company's management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error or all fraud and is not effective. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Item 1A.     Risk Factors

An investment in our shares is speculative and involves a high degree of risk. Therefore, you should not invest in our shares unless you are able to bear a loss of your entire investment. You should carefully consider the following factors as well as those set forth in our annual report on Form 10-K for the year ended December 31, 2018 and the other information contained herein before deciding to invest in our shares. Factors that could cause actual results to differ from our expectations, statements or projections include the risks and uncertainties relating to our business described above. The fact that some of the risk factors may be the same or similar to our past filings, means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our SEC filings are part of doing business in our industry and will likely be present in all periods reported. The fact that certain risks are endemic to our industry does not lessen the significance of the risk. We urge you to carefully consider the following discussion of risks as well as other information regarding our common stock. This report and statements that we may make from time to time may contain forward-looking information. There can be no assurance that actual results will not differ materially from our expectations, statements or projections.

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

Dated: August 1, 2019	Judo Capital Corp.

By: /s/ Craig Burton
Craig Burton, Chief Executive Officer and President

Dated: August 1, 2019	Judo Capital Corp.

By: /s/ Craig Burton
17	Craig Burton, Chief Financial Officer and Secretary