Form 10-Q
period 2019-09-30
JUDO Capital Corp.
filed 2019-10-28
CIK 1445831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

Commission File Number: 000-54953

JUDO CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	47-2653358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

269 Forest Ave.
Staten Island, NY	10301
(Address of principal executive offices)	(Zip Code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” , “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 69,322,426 shares of common stock as of October 28, 2019.

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

PART I

ITEM 1     FINANCIAL STATEMENTS

JUDO CAPITAL CORP.

UNAUDITED FINANCIAL STATEMENTS

September 30, 2019

Judo Capital Corp.
BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash	$26	$231
Total Current Assets	26	231

TOTAL ASSETS	$26	$231

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$15,947	$21,479
Accounts Payable - Related Party	12,285	300
Interest Payable - Related Party	7,400	5,156
Loan Payable - Related Party	46,050	39,000

Total Current Liabilities	81,682	65,935

Total Liabilities	81,682	65,935

Stockholder's Deficit
Preferred Stock, par value $0.001, 50,000,000 shares Authorized, 0 Issued or Outstanding at September 30, 2019 and December 31, 2018	—	—
Common Stock, par value $0.001, 100,000,000 shares Authorized, 69,322,426 shares Issued and Outstanding at September 30, 2019 and December 31, 2018	69,322	69,322
Additional Paid-In Capital	281,825	281,825
Accumulated Deficit	(432,803)	(416,851)

Total Stockholder's Deficit	(81,656)	(65,704)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$26	$231

The accompanying notes are an integral part of these unaudited financial statements

Judo Capital Corp.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues:

Expenses:
Professional fees	1,352	—	12,891	11,085
General and administrative expense	48	641	817	1,434
Total Operating Expenses	1,400	641	13,708	12,519

Operating Loss	(1,400)	(641)	(13,708)	(12,519)

Other Expense
Interest expense	756	756	2,244	2,244

Net Loss	$(2,156)	$(1,397)	$(15,952)	$(14,763)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Common Shares Outstanding	69,322,426	69,322,426	69,322,426	69,322,426

The accompanying notes are an integral part of these unaudited financial statements

Judo Capital Corp.
STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)
	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency

Balance as of December 31, 2017	—	$—	69,322,426	$69,322	$(321,175)	$(401,284)	$(653,137)
Forgiveness of Related Party Interest Payable	—	—	—	—	3,000	—	3,000
Forgiveness of Related Party Notes Payable	—	—	—	—	600,000	—	600,000
Net Loss for the Three Months Ended March 31, 2018	—	—	—	—	—	(11,567)	(11,567)
Balance as of March 31, 2018	—	—	69,322,426	69,322	281,825	(412,851)	(61,704)

Net Loss for the Three Months Ended June 30, 2018	—	—	—	—	—	(1,799)	(1,799)
Balance as of June 30, 2018	—	—	69,322,426	69,322	281,825	(414,650)	(63,503)

Net Loss for the Three Months Ended September 30, 2018	—	—	—	—	—	(1,397)	(1,397)

Balance as of September 30, 2018	—	$—	69,322,426	69,322	$281,825	$(416,047)	$(64,900)

Balance as of December 31, 2018	—	$—	69,322,426	$69,322	$281,825	$(416,851)	$(65,704)
Net Loss for the Three Months Ended March 31, 2019	—	—	—	—	—	(6,982)	(6,982)
Balance as of March 31, 2019	—	—	69,322,426	69,322	281,825	(423,833)	(72,686)

Net Loss for the Three Months Ended June 30, 2019	—	—	—	—	—	(6,814)	(6,814)
Balance as of June 30, 2019	—	—	69,322,426	69,322	281,825	(430,647)	(79,500)

Net Loss for the Three Months Ended September 30, 2019	—	—	—	—	—	(2,156)	(2,156)

Balance as of September 30, 2019	—	$—	69,322,426	69,322	$281,825	$(432,803)	$(81,656)

The accompanying notes are an integral part of these unaudited financial statements

Judo Capital Corp.
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(15,952)	$(14,763)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes In:
Accounts Payable	(5,532)	3,381
Accounts Payable - Related Party	11,985
Interest Payable - Related Party	2,244	2,244
Net Cash Used in Operating Activities	(7,255)	(9,138)

CASH FLOWS FROM FINANCING
Proceeds from Loan Payable - Related Party	7,050	9,000
Net Cash Provided by Financing Activities	7,050	9,000

Net (Decrease) Increase in Cash	(205)	(138)
Cash at Beginning of Period	231	138

Cash at End of Period	$26	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of non-cash convertible note to a related party recorded as
increase in debt and reduction of additional paid in capital	$—	$600,000
Forgiveness of interest payable to related party	$—	$3,000

The accompanying notes are an integral part of these unaudited financial statements

8

Judo Capital Corp.

Notes to Financial Statements

September 30, 2019

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2019, the Company had a working capital deficit of $81,682 and accumulated deficit of $432,803. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements as of September 30, 2019, and for the nine months ended September 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. They should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2018. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of September 30, 2019 and the results of operations for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018. The results of operations for the three months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

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

Reclassifications

Certain reclassifications have been made to the presentation for the three and nine months ended September 30, 2018 to make them comparable to the current years presentation.

 Cash and Cash Equivalents

Cash and cash equivalents includes highly liquid investments with original maturities of nine months or less. On occasion, the Company has amounts deposited with financial institutions in excess of federally insured limits.

9

Judo Capital Corp.

Notes to Financial Statements

September 30, 2019

(Unaudited)

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of the previous years ended December 31, 2018 and 2017, the Company has not recorded any unrecognized tax benefits.

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

 NOTE 4 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. There were no shares of preferred stock issued or outstanding at September 30, 2019 or December 31, 2018.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. There were 69,322,426 shares issued and outstanding at September 30, 2019 and December 31, 2018.

Judo Capital Corp.

Notes to Financial Statements

September 30, 2019

(Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS AND NOTE PAYABLE

In 2017, the Company received loans from a related party totaling $30,000. The loans payable bear interest at an annual rate of 10% interest and are due on demand. There was $30,000 due as principal and $5,156 in interest for these notes due to a related party as of December 31, 2018. There was $30,000 due as principal and $7,400 in interest for these notes due to a related party as of September 30, 2019.

During the nine months ended September 30, 2019, the Company received advances from a related party totaling $11,885. During the nine months ended September 30, 2018, the Company received advances from a related party totaling $300. The advances are non-interest bearing and due on demand. There was $12,185 and $300 in accounts payable - related party as of September 30, 2019 and December 31, 2018, respectively.

During the nine months ended September 30, 2019, the Company received loans from a related party totaling $7,050. During the nine months ended September 30, 2018, the Company received a loan from a related party totaling $9,000. These loans are non-interest bearing and due on demand. There was $16,050 and $9,000 due as non-interest bearing loans to a related party as of September 30, 2019 and December 31, 2018, respectively.

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

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018

Revenues . The Company had no revenue during the three months ended September 30, 2019 or 2018.

Cost of Revenues . The Company had no cost of revenue for the three months ended September 30, 2019 or 2018.

General and Administrative expenses. The Company incurred $48 of general and administrative expenses during the three months ended September 30, 2019 compared to $641 during the same period in 2018. The decrease in general and administrative expenses is the result of the Company incurring costs associated with its public filings during the prior period that were not incurred during the current period.

Professional fees. The Company incurred $1,352 of professional fees during the three months ended September 30, 2019 compared to $0 during the same period in 2018. The increase in professional fees is the result of the Company incurring costs associated with Accountants, Auditors and Attorneys that were not incurred during the current period.

Loss From Operation . The Company incurred an operating loss of $1,400 during the three months ended September 30, 2019 compared to $641 during the same period in 2018. The increase in net loss is a result of increased professional fees as discussed previously.

Other Income (Expense). The Company incurred interest expense of $756 during the three months ended September 30, 2019 compared to $756 during the three months ended September 30, 2018.

Net Loss . The Company incurred a net loss of $2,156 during the three months ended September 30, 2019 compared to $1,397 during the same period in 2018. The increase in net loss is a result of increased professional fees as discussed previously.

Comparison of the nine months ended September 30, 2019 and 2018

Revenues . The Company had no revenue during the nine months ended September 30, 2019 or 2018.

Cost of Revenues . The Company had no cost of revenue for the nine months ended September 30, 2019 or 2018.

General and Administrative expenses . The Company incurred $817 of general and administrative expenses during the nine months ended September 30, 2019 compared to $1,434 during the same period in 2018. The decrease in general and administrative expenses is the result of the Company incurring costs associated with its public filings during the prior period that were not incurred during the current period.

Professional fees. The Company incurred $12,891 of professional fees during the nine months ended September 30, 2019 compared to $11,085 during the same period in 2018. The increase in professional fees is the result of the Company incurring costs associated with accountants and auditors.

Loss From Operations. The Company incurred an operating loss of $13,708 during the nine months ended September 30, 2019 compared to $12,519 during the same period in 2018. The decrease in net loss is a result of decreased general and administrative expenses as discussed previously.

Other Income (Expense). The Company incurred interest expense of $2,244 during the nine months ended September 30, 2019 compared to $2,244 during the nine months ended September 30, 2018.

Net Loss. The Company incurred a net loss of $15,952 during the nine months ended September 30, 2019 compared to $14,763 during the same period in 2018. The decrease in net loss is a result of decreased general and administrative as discussed previously.

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

At September 30, 2019, the Company had current assets of $26 and current liabilities totaling $81,682 creating a working capital deficit of $81,656. Current assets consisted of $26 of cash. Current liabilities consisted of accounts payable and accrued liabilities totaling $15,947, interest payable to related parties of $7,400, loans payable to related parties of $46,050 and a related party payable of $12,285.

Cash Flows

Net cash used in operating activities was $7,255 and $9,138 during the nine months ended September 30, 2019 and 2018, respectively.

Net cash provided by financing activities was $7,050 and $9,000 during the nine months ended September 30, 2019 and 2018, respectively, which consisted of a $7,050 loan from a related party during the nine months ended September 30, 2019 and a $9,000 loan from a related party during the nine months ended September 30, 2018.

As of September 30, 2019, the Company was primarily relying on its corporate officers, directors, and outside investors for the funding needed for the implementation of its business plan. The Company’s management is currently looking for the capital needed to complete its corporate objectives. The Company cannot predict the extent to which its liquidity and capital resources will be available prior to executing its business plan or whether it will have sufficient capital to fund typical operating expenses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Craig Burton, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation Craig Burton, our Chief Executive Officer and Chief Financial Officer concluded that as of October 28, 2019, our disclosure controls and procedures were not effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our last fiscal quarter as covered by this report on September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

N/A

Item 5.         Other Information

None.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

N/A

Item 5.         Other Information

None.

Item 6.         Exhibits

Exhibit 31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 28, 2019	Judo Capital Corp.

By: /s/ Craig Burton
Craig Burton, Chief Executive Officer and President

Dated: October 28, 2019	Judo Capital Corp.

By: /s/ Craig Burton
17	Craig Burton, Chief Financial Officer and Secretary