Form 10-K
period 2019-12-31
JUDO Capital Corp.
filed 2020-03-27
CIK 1445831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Yes ☐   No ☒

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging Growth company ☐

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2019): $0.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 69,322,426 shares of common stock as of March 27, 2020.

Documents incorporated by reference: None

JUDO CAPITAL CORP.

FORM 10-K

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	15

	PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	16

	SIGNATURES	17

EXHIBIT 31	SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

EXHIBIT 32	SECTION 906 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

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

Our Business

Judo Capital Corp. (“Judo”) was incorporated in the State of Delaware on November 16, 2005 under the name Blue Ribbon Pyrocool, Inc. (“Blue Ribbon”). Blue Ribbon changed its name to Classic Rules Judo Championships, Inc. on July 15, 2008 then to Judo Capital Corp on February 15, 2017. The entity is referred to as “the Company”. The Company formed a subsidiary in the State of Connecticut on August 13, 2008 named Classic Rules World Judo Championships, Inc. to develop an annual judo championship tournament, this subsidiary is no longer active and has ceased to exist. On June 2, 2014, the Company ceased its principal activities of hosting and sponsoring judo tournaments and dissolved Classic Rules World Judo Championships, Inc. . The Company had planned to operate in real estate investment activities focused in the New York City metropolitan area.  On February 28, 2018, the Company ceased its plans to operate in the real estate investment activities. The Company is seeking to consummate a merger or acquisition.

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

As of December 31, 2019, we had no employees other than our officer and director. We anticipate that we will not hire any employees in the next twelve months, unless we generate significant revenues.

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

As of March 27, 2020, there were 69,322,426 shares of common stock of the Company issued and outstanding.

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

Overview

Judo Capital Corp. (“Judo”) was incorporated in the State of Delaware on November 16, 2005 under the name Blue Ribbon Pyrocool, Inc. (“Blue Ribbon”). Blue Ribbon changed its name to Classic Rules Judo Championships, Inc. on July 15, 2008 then to Judo Capital Corp on February 15, 2017. The entity is referred to as “the Company”. The Company formed a subsidiary in the State of Connecticut on August 13, 2008 named Classic Rules World Judo Championships, Inc. to develop an annual judo championship tournament, this subsidiary is no longer active and has ceased to exist. On June 2, 2014, the Company ceased its principal activities of hosting and sponsoring judo tournaments and dissolved Classic Rules World Judo Championships, Inc.. The Company had planned to operate in real estate investment activities focused in the New York City metropolitan area.  On February 28, 2018, the Company ceased its plans to operate in the real estate investment activities. The Company is seeking to consummate a merger or acquisition.

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

Results of Operations

Revenues . The Company had no revenue during the year ended December 31, 2019 or 2018.

Cost of Revenues . The Company had no cost of revenue for the years ended December 31, 2019 or 2018.

General and Administrative Expenses .. The Company incurred general and administrative expenses of $13,743 and $1,482 during the years ended December 31, 2019 and 2018, respectively. The decrease is related to the timing of incurring professional fees associated with bringing filings with the SEC current.

Operating loss . As a result of the Company's general and administrative expenses, the Company incurred an operating loss of $14,608 and $12,567 for the years ended December 31, 2019 and 2018, respectively.

Net Loss . The Company incurred a net loss of $17,608 and $15,567 during the years ended December 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

At December 31, 2019, we had cash of $78, with current assets totaling $78 and current liabilities totaling $83,390 creating a working capital deficit of $83,312. Current liabilities consisted of accounts payable and accrued liabilities totaling $16,799, related party payable of $12,385, related party interest payable of $8,156 and a related party loan payable of $46,050.

At December 31, 2018, we had cash of $231, with current assets totaling $231 and current liabilities totaling $65,935 creating a working capital deficit of $65,704. Current liabilities consisted of accounts payable and accrued liabilities totaling $21,479, related party payable of $300, related party interest payable of $5,156 and a related party loan payable of $39,000.

Share Issuances

There were no common or preferred shares issued during the years ended December 31, 2019 or 2018.

Cash Flows

Net cash used in operating activities were $7,203 and $8,907 during the years ended December 31, 2019 and 2018. Net cash used in operating activities during the year ended December 31, 2019 consisted of a net loss of $17,608. Net cash used in operating activities during the year ended December 31, 2018 consisted of a net loss of $15,567.

Net cash provided by financing activities were $7,050 and $9,000 during the years ended December 31, 2019 and 2018. Net cash provided by financing activities during the year ended December 31, 2019 consisted of cash received from related party loans of $7,050 from related parties. Net cash provided by financing activities during the year ended December 31, 2018 consisted of cash received from related party loans of $9,000 from related parties.

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

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Judo Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Judo Capital Corp. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatementof the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also includedevaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 2 to the financial statements, the Company has no operations, has ongoingnet losses, a lack of revenues, and negative cash flows from operations. These factors raise substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management’s plans are also described in Note 2. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019

Bayville, NJ

March 30, 2020

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

Judo Capital Corp.
BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash	$78	$231
Total Current Assets	78	231

TOTAL ASSETS	$78	$231

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$12,299	$21,479
Accounts Payable - Related Party	16,885	300
Interest Payable - Related Party	8,156	5,156
Loan Payable - Related Party	46,050	39,000

Total Current Liabilities	83,390	65,935

Total Liabilities	83,390	65,935

Stockholder's Deficit
Preferred Stock, par value $0.001,
50,000,000 shares Authorized, 0 Issued or Outstanding at
September 30, 2019 and December 31, 2018	—	—
Common Stock, par value $0.001,
100,000,000 shares Authorized, 69,322,426 shares Issued and
Outstanding at December 31, 2019 and December 31, 2018	69,322	69,322
Additional Paid-In Capital	281,825	281,825
Accumulated Deficit	(434,459)	(416,851)

Total Stockholder's Deficit	(83,312)	(65,704)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$78	$231

The accompanying notes are an integral part of these audited financial statements

Judo Capital Corp.
STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2019	2018

Revenues:

Expenses:	$865	$11,085
Professional fees	13,743	1,482
General and administrative expense
Total Operating Expenses	14,608	12,567

Operating Loss	(14,608)	(12,567)

Other Expense
Interest expense	3,000	3,000

Net Loss	$(17,608)	$(15,567)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	69,322,426	69,322,426

The accompanying notes are an integral part of these audited financial statements

Judo Capital Corp.
STATEMENT OF STOCKHOLDERS' DEFICIT

	Preferred Stock				Common Stock
	Shares		Par Value		Shares		Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency

Balance as of December 31, 2017	—		$—		69,322,426		$69,322	$(321,175)	$(401,284)	$(653,137)
Forgiveness of Related Party Interest Payable	—		—		—		—	3,000	—	3,000
Forgiveness of Related Party Notes Payable	—	—	—	—	—	#	—	600,000	—	600,000

Net Loss for the Year Ended December 31, 2018	—				—		—	—	(15,567)	(15,567)

Balance as of December 31, 2018	—		—		69,322,426		69,322	281,825	(416,851)	(65,704)

Net Loss for the Year Ended December 31, 2019	—		—		—		—		(17,608)	(17,608)

Balance as of December 31, 2019	—		$—		69,322,426		69,322	$281,825	$(434,459)	$(83,312)

The accompanying notes are an integral part of these audited financial statements

Judo Capital Corp.
STATEMENT OF CASH FLOWS

	For the Year Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(17,608)	$(15,567)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes In:
Accounts Payable	(9,180)	3,360
Accounts Payable - Related Party	16,585	300
Interest Payable - Related Party	3,000	3,000
Net Cash Used in Operating Activities	(7,203)	(8,907)

CASH FLOWS FROM FINANCING
Proceeds from Loan Payable - Related Party	7,050	9,000
Net Cash Provided by Financing Activities	7,050	9,000

Net (Decrease) Increase in Cash	(153)	93
Cash at Beginning of Period	231	138

Cash at End of Period	$78	$231

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of non-cash convertible note to a related party recorded as
increase in debt and reduction of additional paid in capital	$—	$600,000
Forgiveness of interest payable to related party	$—	$3,000

The accompanying notes are an integral part of these audited financial statements

Judo Capital Corp.

Notes to Financial Statements

December 31, 2019 and 2018

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Judo Capital Corp. (“Judo”) was incorporated in the State of Delaware on November 16, 2005 under the name Blue Ribbon Pyrocool, Inc. (“Blue Ribbon”). Blue Ribbon changed its name to Classic Rules Judo Championships, Inc. on July 15, 2008 then to Judo Capital Corp on February 15, 2017. the Company formed a subsidiary in the State of Connecticut on August 13, 2008 named Classic Rules World Judo Championships, Inc. to develop an annual judo championship tournament. Collectively the entities are referred to as “the Company”. On June 2, 2014, the Company ceased its principal activities of hosting and sponsoring judo tournaments and dissolved Classic Rules World Judo Championships, Inc.. The Company had planned to operate in real estate investment activities focused in the New York City metropolitan area.  On February 28, 2018, the Company ceased its plans to operate in the real estate investment activities. The Company is seeking to consummate a merger or acquisition.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenues, has incurred net losses of $17,608 and $15,567 during the years ended December 31, 2019 and 2018, has an accumulated deficit of $434,459 and $416,851 as of December 31, 2019 and 2018, and has experienced negative cash flows from operations. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Judo Capital Corp.

Notes to Financial Statements

September 30, 2019

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of the previous years ended December 31, 2019 and 2018, the Company has not recorded any unrecognized tax benefits.

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

December 31, 2019 and 2018

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

NOTE 4 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. There were no preferred shares issued or outstanding as of December 31, 2019 or 2018.

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value of $0.001 per share. At December 31, 2019 and 2018 there were 69,322,426 shares of common stock issued and outstanding.

Judo Capital Corp.

Notes to Financial Statements

December 31, 2019 and 2018

NOTE 5 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at December 31, 2019 and December 31, 2018 are as follows:

	December 31,
	2019	2018
Net operating loss carry forward	$121,648	$116,718
Valuation allowance	(121,648)	(116,718)
Net deferred tax asset	$—	$—

The Company’s net operating loss carry forwards of $434,459 will begin to expire in 2028.

The net increase in the valuation allowance for deferred tax assets was $17,608 for the year ended December 31, 2019. The Company evaluates its valuation allowance on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at December 31, 2019 available to offset future federal taxable income, if any, of $434,459, which will fully expire by the fiscal year ended December 31, 2038.  Accordingly, there is no current tax expense for the year ended December 31, 2019 and 2018.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the year ended December 31, 2019 and 2018.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 21% and 34% for the year ended December 31, 2019 and 2018, respectively:

	Year Ended
	December 31,
	2019	2018

Income tax benefit at statutory rate	$17,608	$15,567
Change in valuation allowance	(17,608)	(15,567)
	$—	$—

The fiscal years 2012 through 2019 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

 On December 22, 2017, the Tax Cuts and Jobs Act was enacted. This law substantially amended the Internal Revenue Code, including reducing the U.S. corporate tax rates. As the deferred tax asset is fully allowed for, this change in rates had no impact on the Company’s financial position or results of operations.

We did not provide any current or deferred U.S. federal income tax provision or benefit for the year ended December 31, 2019 or 2018 due to the operating losses experienced during the years ended December 31, 2019 and 2018. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

Judo Capital Corp.

Notes to Financial Statements

December 31, 2019 and 2018

NOTE 6 – RELATED PARTY TRANSACTIONS AND NOTE PAYABLE

In 2017, the Company received loans from a related party totaling $30,000. The loans payable bear interest at an annual rate of 10% interest and are due on demand. There was $30,000 due as principal and $5,156 in interest for these notes due to a related party as of December 31, 2018. There was $30,000 due as principal and $8,156 in interest for these notes due to a related party as of December 31, 2019.

During the year ended December 31, 2019, the Company received advances from a related party totaling $12,385. During the year ended December 31, 2018, the Company received advances from a related party totaling $300. The advances are non-interest bearing and due on demand. There was $12,385 and $300 in accounts payable - related party as of December 31, 2019 and December 31, 2018, respectively.

During the year ended December 31, 2019, the Company received loans from a related party totaling $7,050. During the year ended December 31, 2018, the Company received a loan from a related party totaling $9,000. These loans are non-interest bearing and due on demand. There was $16,050 and $9,000 due as non-interest bearing loans to a related party as of December 31, 2019 and December 31, 2018, respectively.

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

With the participation of Craig Burton, the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2019 based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Framework. Based on that evaluation, our management has concluded that, as of December 31, 2019 and the date of this filing, March 27, 2020, the Company had material weaknesses in its internal control over financial reporting.

Specifically management identified the following material weaknesses at December 31, 2019:

●	As of December 31, 2019, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

●	As of December 31, 2019, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

●	As of December 31, 2019, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

●	As of December 31, 2019, there were no independent directors and no independent audit committee.

As a result of the material weakness described above, management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting, involving the preparation and reporting of our financial statements presented in conformity with GAAP, were not effective.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors hold office until the annual meeting of shareholders next held after their election. Our officers and directors are as follows:

Name	Age	With Company Since	Director/Position

Craig Burton	55	04/2014	Director, Chief Executive Officer, Chief Financial Officer, President

Ralph Porretti	69	10/2015	Director, Secretary

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

The following table provides summary information for the fiscal years ended December 31, 2019 and 2018 concerning cash and non-cash compensation paid or accrued by us for our executive officers in excess of $60,000.

Name/ Position	Year	Salary	Bonus	Stock	Other	Total
Craig Burton	2019	$0	$0	$0	$0	$0
Chief Executive Officer Chief Financial Officer President	2018	$0	$0	$0	$0	$0
Lorenzo DeLuca (*)	2018	$0	$0	$0	$0	$0
Chief Executive Officer
Ralph Porretti	2019	$0	$0	$0	$0	$0
Secretary	2018	$0	$0	$0	$0	$0

(*) Lorenzo DeLuca resigned from his position as Director and Chief Executive Officer with Company effective February 7, 2019.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2019. The information in this table provides the ownership information for:

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

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2019. The information in this table provides the ownership information for:

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

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2019 and 2018 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

FIRM	FISCAL YEAR 2019		FISCAL YEAR 2018

(i), (ii) Audit Related Fees:

Boyle CPA LLC		$4,733	9,000

(iii) Tax Fees		$0	0

(iv) All Other Fees		$0	0

TOTAL FEES	$

The Company’s board of directors, acting as our audit committee pre-approved each engagement of our independent registered public accounting firm.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)     Exhibits:

Exhibit Number	Document Description

3.1	Corporate Charter of Blue Ribbon Pyrocool, Inc. as filed with the Delaware Secretary of State on April 6, 1998, incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 11, 2010.

3.2	Amendment to the Company’s Articles of Incorporation as filed with the Delaware Secretary of State on March 31, 2000, changing the authorized number of shares of the Company, incorporated by reference from the Company’s Form S-1 filed with the Securities and Exchange Commission on June 11, 2010.

3.3	Bylaws of Classic Rule Judo Championship, Inc., incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 11, 2010.

10.1	Management Agreement between Mr. Chris Angle, Desmond Capital and Nathan Lapkin and Jerry Gruenbaum, Esq., whereby Mr. Angle will become President and Chief Executive Office and sole director and develop the concept of Classic Rules Judo Championship, incorporated by reference from the Company’s Form S-1 filed with the Securities and Exchange Commission on June 11, 2010.

14.1	Code of Ethics, incorporated by reference from the Company’s Form S-1 filed with the Securities and Exchange Commission on June 11, 2010.

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Judo Capital Corp..
(Registrant)

March 27, 2020	By: /s/ Craig Burton
Craig Burton, Chief Executive Officer

Judo Capital Corp.
(Registrant)

March 27, 2020	By: /s/ Craig Burton
Craig Burton, Chief Financial Officer