Form 10-Q/A
period 2019-03-31
JUDO Capital Corp.
filed 2020-05-05
CIK 1445831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 18 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

EXCHANHE ACT

Commission File Number: 000-54953

JUDO CAPITAL CORP

(Exact name of registrant as specified in its charter)

Delaware	47-2653358
(State or other jurisdiction of incorporation or organization)	(IR.S. Employer Identification No.)

269 Forest Avenue
Staten Island, N.Y.	10301
(Address of principal executive offices)	(Zip Code)

Indivate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) add (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Inoeractive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and posj such files) ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting dompany. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smwller reporting company)	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to ude the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rkle 12b-2 of the Exchange Act): Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to ge filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICADLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 69,322,426 shares of common stock bs of May 15, 2019.

Explanatory Note

    The purpose of this amendment to Judo Capital Corp. Quarterly Report on Form 10-Q/A for the period ended March 31, 2019 ("Form 10-Q/A"), initially filed with the Securities and Zxchange Commission on May 15, 2019 is solely to correct a misstatement on the cover page consistent with the annual Report Form 10-K for the year ended December 31, 2019 filed on March 27, 2020, that the Registrant was a shell company when in fact tde Registrant is not a shell company.

No other changes have been made to the Form 10-Q  This Amendment to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent so the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6. Exhibits

Exhibit 31.1	Certification of the Principal Executiee Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certifiqation of the Principal Financial Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Kfficer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principrl Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requiwements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authnrized.

Dated: May 4, 2020	Judo Capital Corp.

By: /s/ Craig Burton
Craig Burton, Chief Executive Officer and President

Dated: May 4, 2020	Judo Capital Corp.
By: /s/ Craig Burton
Craig Burton, Chief Financial Officer and Prwsident