Form 10-Q/A
period 2019-06-30
JUDO Capital Corp.
filed 2020-05-05
CIK 1445831

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 69,322,426 shares of common stock as of May 15, 2019.

Explanatory Note

    The purpose of this amendment to Judo Capital Corp. Quarterly Report on Form 10-Q/A for the period ended June 30, 2019 ("Form 10-Q/A"), initially filed with the Securities and Exchange Commission on August 1, 2019 is solely to correct a misstatement on the cover page consistent with the annual Report Form 10-K for the year ended December 31, 2019 filed on March 27, 2020, that the Registrant was a shell company when in fact the Registrant is not a shell company.

No other changes have been made to the Form 10-Q  This Amendment to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

Dated: May 5, 2020	Judo Capital Corp.

By: /s/ Craig Burton
Craig Burton, Chief Executive Officer and President

Dated: May 5, 2020	Judo Capital Corp.
By: /s/ Craig Burton
Craig Burton, Chief Financial Officer and President