Form 10-Q
period 2020-06-30
JUDO Capital Corp.
filed 2020-08-04
CIK 1445831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 69,322,426 shares of common stock as of August 4, 2020.

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

PART I

ITEM 1     FINANCIAL STATEMENTS

JUDO CAPITAL CORP.

UNAUDITED FINANCIAL STATEMENTS

June 30, 2020

CONTENTS

Balance Sheets as of June 30, 2020 (Unaudited) and December 31, 2019 (Audited)	Page 5

Statements of Operations for the three months and six months ended June 30, 2020 and 2019 (Unaudited)	Page 6

Statements of Changes in Stockholders’ Equity (Deficit) for the six months ended June 30, 2020 and 2019 (Unaudited)	Page 7

Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (Unaudited)	Page 8

Notes to Financial Statements (Unaudited)	Page 9

Judo Capital Corp.
BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash	$82	$78
Total Current Assets	82	78

TOTAL ASSETS	$82	$78

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$12,405	$12,299
Accounts Payable - Related Party	21,607	16,885
Interest Payable - Related Party	9,652	8,156
Loan Payable - Related Party	46,050	46,050

Total Current Liabilities	89,714	83,390

Total Liabilities	89,714	83,390

Stockholder's Deficit
Preferred Stock, par value $0.001,
50,000,000 shares Authorized, 0 Issued or Outstanding at
June 30, 2020 and December 31, 2019	—	—
Common Stock, par value $0.001,
100,000,000 shares Authorized, 69,322,426 shares Issued and
Outstanding a June 30, 2020 and December 31, 2019	69,322	69,322
Additional Paid-In Capital	281,825	281,825
Accumulated Deficit	(440,779)	(434,459)

Total Stockholder's Deficit	(89,632)	(83,312)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$82	$78

The accompanying notes are an integral part of these unaudited financial statements

Judo Capital Corp.
STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues:

Expenses:
Professional fees	500	5,899	2,000	11,539
General and administrative expense	1,794	167	2,824	769
Total Operating Expenses	2,294	6,066	4,824	12,308

Operating Loss	(2,294)	(6,066)	(4,824)	(12,308)

Other Expense
Interest expense	748	748	1,496	1,488

Net Loss	(3,042)	(6,814)	$(6,320)	$(13,796)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	69,322,426	69,322,426	69,322,426	69,322,426

The accompanying notes are an integral part of these unaudited financial statements

Judo Capital Corp.
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Six Months Ended June 30, 2019
(Unaudited)
	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency

Balance as of December 31, 2018	—	—	69,322,426	69,322	281,825	(416,851)	(65,704)
Net Loss for the Three Months Ended March 31, 2019	—	—	—	—	—	(6,982)	(6,982)
Balance as of March 31, 2019			69,322,426		281,825	(423,833)	(72,686)

Net Loss for the Three Months Ended June 30, 2019	—	—	—	—	—	(6,814)	(6,814)

Balance as of June 30, 2019	—	$—	138,644,852	$69,322	$563,650	$(430,647)	$(79,500)

Judo Capital Corp.
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Six Months Ended June 30, 2020
(Unaudited)
	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency

Balance as of December 31, 2019	—	—	69,322,426	69,322	563,650	(434,459)	(83,312)
Net Loss for the Three Months Ended March 31, 2020	—	—	—	—	—	(3,278)	(3,278)
Balance as of March 31, 2020			69,322,426	69,322	563,650	(437,737)	(86,590)

Net Loss for the Three Months Ended June 20, 2020	—	—	—	—	—	(3,042)	(3,042)

Balance as of June 30, 2020	—	$—	69,322,426	$138,644	$1,127,300	$(440,779)	$(89,632)

The accompanying notes are an integral part of these unaudited financial statements

Judo Capital Corp.
STATEMENT OF CASH FLOWS
(Unaudited)
	For the Six Months Ended
	June 31,
	2020	2019
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(6,320)	$(13,796)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes In:
Accounts Payable	106	(2,034)
Accounts Payable - Related Party	4,722	7,185
Interest Payable - Related Party	1,496	1,488
Net Cash Provided by (Used in) Operating Activities	4	(7,157)

CASH FLOWS FROM FINANCING
Proceeds from Loan Payable - Related Party	—	7,050
Net Cash Provided by Financing Activities	—	7,050

Net (Decrease) Increase in Cash	4	(107)
Cash at Beginning of Period	78	231

Cash at End of Period	$82	$124

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
None.

The accompanying notes are an integral part of these unaudited financial statements
8

Judo Capital Corp.

Notes to Financial Statements

June 30, 2020

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2020, the Company had a working capital deficit of $89,632 and accumulated deficit of $440,779. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements as of the six months ended June 30, 2020 and June 30, 2019 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. They should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2019. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of June 30, 2020 and the results of operations for the six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.

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

Reclassifications

Certain reclassifications have been made to the presentation for the six months ended June 30, 2019 to make them comparable to the current years presentation.

 Cash and Cash Equivalents

Cash and cash equivalents includes highly liquid investments with original maturities of six months or less. On occasion, the Company has amounts deposited with financial institutions in excess of federally insured limits.

9

Judo Capital Corp.

Notes to Financial Statements

June 30, 2020

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

June 30, 2020

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

NOTE 4 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. There were no shares of preferred stock issued or outstanding at December 31, 2019 or June 30, 2020.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. There were 69,322,426 shares issued and outstanding at December 31, 2019 and June 30, 2020.

NOTE 5 – RELATED PARTY TRANSACTIONS AND NOTE PAYABLE

In 2017, the Company received loans from a related party totaling $30,000. The loans payable bear interest at an annual rate of 10% interest and are due on demand. There was $30,000 due as principal and $8,156 in interest for these notes due to a related party as of December 31, 2019. There was $30,000 due as principal and $9,652 in interest for these notes due to a related party as of June 30, 2020.

In 2018, the Company received loans from a related party totaling $9,000. In 2019, the Company received loans from a related party totaling 7,050. These loans are non-interest bearing and due on demand. There was $16,050 due as non-interest bearing loans to a related party as of December 31, 2019 and June 30, 2020, respectively.

In 2019, the Company received advances from a related party totaling $16,885. The advances are non-interest bearing and due on demand. In the six months ended June 30, 2020, the Company received advances from a related party totaling $4,722. The advances are non-interest bearing and due on demand. There was $16,885 in accounts payable - related party as of December 31, 2019 and $21,607 in accounts payable - related party as of June 30, 2020.

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

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019

Revenues . The Company had no revenue during the three months ended June 30, 2020 or 2019.

Cost of Revenues . The Company had no cost of revenue for the three months ended June 30, 2020 or 2019.

General and Administrative expenses. The Company incurred $1,794 of general and administrative expenses during the three months ended June 30, 2020 compared to$167 during the same period in 2019. The $1,627 increase in general and administrative expenses is the result of the Company incurring costs associated with its public filings during the prior period that were not incurred during the current period.

Professional fees. The Company incurred $500 of professional fees during the three months ended June 30, 2020 compared to $5,899 during the same period in 2019. The $5,399 decrease in professional fees is the result of the Company incurring costs associated with Accountants, Auditors and Attorneys during the prior period that were not incurred during the current period.

Loss From Operation . The Company incurred an operating loss of $2,294 during the three months ended June 30, 2020 compared to $6,066 during the same period in 2019. The $3,772 decrease in net loss is a result of decreased professional fees as discussed previously.

Other Income (Expense). The Company incurred interest expense of $748 during the three months ended June 30, 2020 compared to $748 during the three months ended June 30, 2019.

Net Loss . The Company incurred a net loss of $3,042 during the three months ended June 30, 2020 compared to $6,814 during the same period in 2019. The increase in net loss is a result of increased professional fees as discussed previously.

Comparison of the six months ended June 30, 2020 and 2019

Revenues . The Company had no revenue during the six months ended June 30, 2020 or 2019.

Cost of Revenues . The Company had no cost of revenue for the six months ended June 30, 2020 or 2019.

General and Administrative expenses. The Company incurred $2,824 of general and administrative expenses during the six months ended June 30, 2020 compared to $769 during the same period in 2019. The $2,055 decrease in general and administrative expenses is the result of the Company incurring costs associated with its public filings during the prior period that were not incurred during the current period.

Professional fees. The Company incurred $2,000 of professional fees during the six months ended June 30, 2020 compared to $11,539 during the same period in 2019. The $9,539 decrease in professional fees is the result of the Company incurring costs associated with Accountants, Auditors and Attorneys during the prior period that were not incurred during the current period.

Loss From Operation . The Company incurred an operating loss of $4,824 during the six months ended June 30, 2020 compared to $12,308 during the same period in 2019. The $7,484 decrease in net loss is a result of decreased professional fees as discussed previously.

Other Income (Expense). The Company incurred interest expense of $1,496 during the six months ended June 30, 2020 compared to $1,488 during the six months ended June 30, 2019.

Net Loss . The Company incurred a net loss of $6,320 during the six months ended June 30, 2020 compared to $13,796 during the same period in 2019. The decrease in net loss is a result of decreased professional fees as discussed previously.

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

At June 30, 2020, we had cash of $82, with current assets totaling $82 and current liabilities totaling $89,714 creating a working capital deficit of $89,632. Current liabilities consisted of accounts payable and accrued liabilities totaling $12,405, related party payable of $21,607, related party interest payable of $9,652 and a related party loan payable of $46,050.

 Cash Flows

Net cash provided by (used in) operating activities was $4 and $(9,111) during the six months ended June 30, 2020 and 2019, respectively.

Net cash provided by financing activities was $0 and $9,000 during the six months ended June 30, 2020 and 2019, respectively, which consisted of a $9,000 loan from a related party during the six months ended June 30, 2019.

As of June 30, 2020, the Company was primarily relying on its corporate officers, directors, and outside investors for the funding needed for the implementation of its business plan. The Company’s management is currently looking for the capital needed to complete its corporate objectives. The Company cannot predict the extent to which its liquidity and capital resources will be available prior to executing its business plan or whether it will have sufficient capital to fund typical operating expenses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Craig Burton, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation Craig Burton, our Chief Executive Officer and Chief Financial Officer concluded that as of August 4, 2020, our disclosure controls and procedures were not effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our last fiscal quarter as covered by this report on June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 4, 2020	Judo Capital Corp.

By: /s/ Craig Burton
Craig Burton, Chief Executive Officer and President

Dated: August 4, 2020	Judo Capital Corp.

By: /s/ Craig Burton
17	Craig Burton, Chief Financial Officer and Secretary