Form 10-K
period 2020-12-31
Newpoint Financial Corp
filed 2021-04-15
CIK 1445831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Commission file number 333-167451

NEWPOINT FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	47-2653358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

290 State Street
New London, CT	06320
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code: (860) 574-9190

JUDO CAPITAL CORP.

Former Registrant’s Name

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Yes [   ] No [X]

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging Growth company
[ ]	[ ]	[ ]	[ ]	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020): $0.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 216,185 shares of common stock as of March 31, 2020.

Documents incorporated by reference: None.

NEWPOINT FINANCIAL CORP.

FORM 10-K

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS; This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. In addition, Newpoint Financial Corp. (formerly Judo Capital Corp.) (the “Company” or “Newpoint”), may from time to time make oral forward-looking statements. Actual results are uncertain and may be impacted by many factors. In particular, certain risks and uncertainties that may impact the accuracy of the forward-looking statements with respect to revenues, expenses and operating results include without limitation; cycles of customer orders, general economic and competitive conditions and changing customer trends, technological advances and the number and timing of new product introductions, shipments of products and components from foreign suppliers, and changes in the mix of products ordered by customers. As a result, the actual results may differ materially from those projected in the forward-looking statements.

Because of these and other factors that may affect the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

History

Newpoint Financial Corp. (“Newpoint”) was incorporated in the State of Delaware on November 16, 2005 under the name Blue Ribbon Pyrocool, Inc. (“Blue Ribbon”). Blue Ribbon changed its name to Classic Rules Judo Championships, Inc. on July 15, 2008 then to Judo Capital Corp on February 15, 2017. The entity is referred to as “the Company”. The Company formed a subsidiary in the State of Connecticut on August 13, 2008 named Classic Rules World Judo Championships, Inc. to develop an annual judo championship tournament, this subsidiary is no longer active and has ceased to exist.

Our Business

On June 2, 2014, the Company ceased its principal activities of hosting and sponsoring judo tournaments and dissolved Classic Rules World Judo Championships, Inc. The Company had planned to operate in real estate investment market focused in the New York City metropolitan area. On February 28, 2018, the Company ceased its plans to operate in the real estate investment market. On January 19, 2021, the Company had a 500-1 reverse stock split with FINRA and Change of Control. On February 9, 2021, new officers and directors were elected and the name of the Company was changed to Newpoint Financial Corp. (Delaware).

Employees

The Company presently has no employees other than its officers and directors. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to hire any full-time employees until necessary for the operation of the Company. The need for employees and their availability will be addressed in connection with the scope and requirements of the operations of the Company.

As of December 31, 2020, we had no employees other than our officer and director.

Facilities

Our executive, administrative and operating offices are located at 269 Forest Ave. Staten Island, NY 10301.

We have no policies with respect to investments in real estate, interests in real estate, real estate mortgages, securities or interests in persons primarily engaged in real estate activities.

ITEM 1A. RISK FACTORS

Emerging growth companies are not required to provide the information required by this item.

ITEM 2. PROPERTIES

Our new office space is located at:

Newpoint Financial Corp

290 State Street

New London, CT 06320

Our telephone number is (860) 574-9190

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

As of December 31, 2020 and the date of this filing, March 31, 2021, there were 216,185 shares of common stock of the Company issued and outstanding.

Dividends

It has been the policy of the Company to retain earnings, if any, to finance the development and growth of its business.

ITEM 6. SELECTED FINANCIAL DATA

Emerging growth companies are not required to provide the information required by this item.

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

Overview

Newpoint Financial Corp. (“Newpoint”) was incorporated in the State of Delaware on November 16, 2005 under the name Blue Ribbon Pyrocool, Inc. (“Blue Ribbon”). Blue Ribbon changed its name to Classic Rules Judo Championships, Inc. on July 15, 2008 then to Judo Capital Corp on February 15, 2017. The entity is referred to as “the Company”. The Company formed a subsidiary in the State of Connecticut on August 13, 2008 named Classic Rules World Judo Championships, Inc. to develop an annual judo championship tournament; this subsidiary is no longer active and has ceased to exist. On June 2, 2014, the Company ceased its principal activities of hosting and sponsoring judo tournaments and dissolved Classic Rules World Judo Championships, Inc. The Company had planned to operate in real estate investment market focused in the New York City metropolitan area. On February 28, 2018, the Company ceased its plans to operate in the real estate investment activities. On January 19, 2021, the Company had a 500-1 reverse stock split with FINRA and Change of Control. On February 9, 2021, new officers and directors were elected and the name of the Company was changed to Newpoint Financial Corp. (Delaware).

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

Results of Operations

Revenues. The Company had no revenue during the year ended December 31, 2020 or December 31, 2019.

Cost of Revenues. The Company had no cost of revenue for the years ended December 31, 2020 or December 31, 2019.

General and Administrative Expenses. The Company incurred general and administrative expenses of $1,246 and $865 during the years ended December 31, 2020 and December 31, 2019, respectively. The increase is related to filings fees associated with the SEC for annual and quarterly reports.

Professional Expenses. The Company incurred professional expenses of $14,012 and $13,743 during the years ended December 31, 2020 and 2019, respectively. The increase is related to accounting and auditor fees associated with filings with the SEC for annual and quarterly reports.

Operating loss. As a result of the Company's general and administrative expenses and professional expenses, the Company incurred an operating loss of $15,258 and $14,608 for the years ended December 31, 2020 and December 31, 2019, respectively.

Other Income (Expense). The Company incurred interest expense of $3,000 during the years ended December 31, 2020 and December 31, 2019, respectively. The Company recognized a gain on debt forgiveness of $7,805 during the year ended December 31, 2020.

Net Loss. The Company incurred a net loss of $10,453 and $17,608 during the years ended December 31, 2020 and December 31, 2019, respectively.

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

At December 31, 2020, we had cash of $0, with current assets totaling $0 and current liabilities totaling $93,765 creating a working capital deficit of $93,765. Current liabilities consisted of accounts payable and accrued liabilities totaling $6,730, related party payable of $29,829, related party interest payable of $11,156 and a related party loan payable of $46,050.

Share Issuances

There were no common or preferred shares issued during the years ended December 31, 2020 or December 31, 2019.

Cash Flows

Net cash used in operating activities were $78 and $7,203 during the years ended December 31, 2020 and December 31, 2019, respectively. Net cash used in operating activities during the year ended December 31, 2020 consisted of a net loss of $10,453. Net cash used in operating activities during the year ended December 31, 2019 consisted of a net loss of $17,608.

Net cash provided by financing activities were $0 and $7,050 during the years ended December 31, 2020 and December 31, 2019, respectively. Net cash provided by financing activities during the year ended December 31, 2019 consisted of cash received from related party loans of $7,050 from related parties.

Our auditor has raised (under note 2), in their current audit report, a substantial doubt about our ability to continue as a going concern. We will be unable to continue as a going concern if we are not able to raise capital and are unsuccessful in securing a business acquisition. Until such time as sufficient capital is raised, we intend to limit expenditures for capital assets and other expense categories. The new Directors of the Company have provided assurance to the auditor that the business plan envisaged by the new owners will demonstrate clearly to the auditors the ability to generate revenues and profits.

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

Emerging growth companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Newpoint Financial Corp. (formerly Judo Capital Corp.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Newpoint Financial Corp. (formerly Judo Capital Corp.)(the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 2 to the financial statements, the Company has no operations, has ongoing net losses, a lack of revenues, and negative cash flows from operations. These factors raise substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management’s plans are also described in Note 2. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019.

Bayville, NJ March 31, 2021

3 361 Hopedale Drive SE	P (732) 822-4427
B Bayville, NJ 08721	F (732) 510-0665

NEWPOINT FINANCIAL CORP.

BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash	$-	$78
Total Current Assets	-	78

TOTAL ASSETS	$-	$78

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$6,730	$12,299
Accounts Payable - Related Party	29,829	16,885
Interest Payable - Related Party	11,156	8,156
Loan Payable - Related Party	46,050	46,050

Total Current Liabilities	93,765	83,390

Total Liabilities	93,765	83,390

Stockholder's Deficit
Preferred Stock, par value $0.001, 50,000,000 shares Authorized, 0 Issued or Outstanding at December 31, 2020 and December 31, 2019	-	-
Common Stock, par value $0.001, 100,000,000 shares Authorized, 216,185 shares Issued and Outstanding at December 31, 2020 and December 31, 2019	216	216
Additional Paid-In Capital	350,931	350,931
Accumulated Deficit	(444,912)	(434,459)

Total Stockholder's Deficit	(93,765)	(83,312)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$-	$78

The accompanying notes are an integral part of these audited financial statements

NEWPOINT FINANCIAL CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2020	2019
Revenues:

Expenses:
General and administrative expense	$1,246	$865
Professional fees	14,012	13,743
Total Operating Expenses	15,258	14,608

Operating Loss	(15,258)	(14,608)

Other Income (Expense)
Gain on Debt Extinguishment	7,805	-
Interest expense	(3,000)	(3,000)

Total Other Income (Expense)	4,805	(3,000)

Net Loss	$(10,453)	$(17,608)

Basic & Diluted Loss per Common Share	$(0.05)	$(0.08)

Weighted Average Common Shares Outstanding	$216,185	$216,185

The accompanying notes are an integral part of these audited financial statements

NEWPOINT FINANCIAL CORP.

STATEMENT OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance as of December 31, 2017	-	$-	216,185	$216	$(252,069)	$(401,284)	$(653,137)
Forgiveness of Related Party Interest Payable	-	-	-	-	3,000	-	3,000
Forgiveness of Related Party Notes Payable	-	-	-	-	600,000	-	600,000

Net Loss for the Year Ended December 31, 2018	-	-	-	-	-	(15,567)	(15,567)

Balance as of December 31, 2018	-	-	216,185	216	350,931	(416,851)	(65,704)

Net Loss for the Year Ended December 31, 2019	-	-	-	-	-	(17,608)	(17,608)

Balance as of December 31, 2019	-	$-	216,185	$216	$350,931	$(434,459)	$(83,312)

Net Loss for the Year Ended December 31, 2020	-	-	-	-	-	$(10,453)	$(10,453)

Balance as of December 31, 2020	-	$-	216,185	$216	$350,931	$(444,912)	$(93,765)

The accompanying notes are an integral part of these audited financial statements

NEWPOINT FINANCIAL CORP.

STATEMENT OF CASH FLOWS

	For the Year Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(10,453)	$(17,608)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on Debt Extinguishment	7,805	-
Changes In:
Accounts Payable	(10,501)	(9,180)
Accounts Payable - Related Party	10,071	16,585
Interest Payable - Related Party	3,000	3,000
Net Cash Used in Operating Activities	(78)	(7,203)

CASH FLOWS FROM FINANCING
Proceeds from Loan Payable - Related Party	-	7,050
Net Cash Provided by Financing Activities	-	7,050

Net (Decrease) Increase in Cash		(153)
Cash at Beginning of Period	78	231

Cash at End of Period	$-	$78

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Franchise Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Reverse Stock Split 500-1 stated retroactively as of 12.31.2020 and 12.31.2019

The accompanying notes are an integral part of these audited financial statements

Newpoint Financial Corp.

(formerly Judo Capital Corp.)

Notes to Financial Statements

December 31, 2020 and December 31, 2019

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Newpoint Financial Corp. (“Newpoint”) was incorporated in the State of Delaware on November 16, 2005 under the name Blue Ribbon Pyrocool, Inc. (“Blue Ribbon”). Blue Ribbon changed its name to Classic Rules Judo Championships, Inc. on July 15, 2008 then to Judo Capital Corp on February 15, 2017. the Company formed a subsidiary in the State of Connecticut on August 13, 2008 named Classic Rules World Judo Championships, Inc. to develop an annual judo championship tournament. Collectively the entities are referred to as “the Company”. On June 2, 2014, the Company ceased its principal activities of hosting and sponsoring judo tournaments. The Company had planned to operate in real estate investment activities focused in the New York City metropolitan area. On February 28, 2018, the Company ceased its plans to operate in the real estate investment market. On January 19, 2021, the Company had a 500-1 reverse stock split with FINRA and Change of Control. All share and per share information has been retroactively adjusted to reflect the reverse stock split. On February 9, 2021, new officers and directors were elected and the name of the Company was changed to Newpoint Financial Corp. (Delaware).

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenues, has incurred net losses of $10,453 and $17,608 during the years ended December 31, 2020 and December 31, 2019. The Company has an accumulated deficit of $444,912 and $434,459 as of December 31, 2020 and December 31, 2019, and has experienced negative cash flows from operations. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We understand from the Directors of Newpoint Financial Corp (formally Judo Capital Corp) that the new Shareholders and Directors being put in place will ensure new capitals and revenues are put into the Company.

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

Newpoint Financial Corp.

(formerly Judo Capital Corp.)

Notes to Financial Statements

December 31, 2020 and December 31, 2019

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of the previous years ended December 31, 2020 and December 31, 2019, the Company has not recorded any unrecognized tax benefits.

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

Newpoint Financial Corp.

(formerly Judo Capital Corp.)

Notes to Financial Statements

December 31, 2020 and December 31, 2019

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. There were no preferred shares issued or outstanding as of December 31, 2020 or December 31, 2019.

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value of $0.001 per share. At December 31, 2020 and December 31, 2019 there were 126,185 shares of common stock issued and outstanding.

NOTE 5 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets, at federal rate of 21% and state rate of 7%, at December 31, 2020 and December 31, 2019 are as follows:

	December 31,
	2020	2019
Net operating loss carry forward	$124,575	$121,648
Valuation allowance	(124,575)	(121,648)
Net deferred tax asset	$-	$-

The Company’s net operating loss carry forwards of $444,912 will begin to expire in 2030.

The net increase in the valuation allowance for deferred tax assets was $2,927 for the year ended December 31, 2020. The Company evaluates its valuation allowance on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at December 31, 2020 available to offset future federal taxable income, if any, of $444,912, which will fully expire by the fiscal year ended December 31, 2040. Accordingly, there is no current tax expense for the year ended December 31, 2020 and December 31, 2019.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the year ended December 31, 2020 and December 31, 2019.

Newpoint Financial Corp.

(formerly Judo Capital Corp.)

Notes to Financial Statements

December 31, 2020 and December 31, 2019

NOTE 5 – INCOME TAXES (CONTINUED)

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 21% and 34% for the year ended December 31, 2020 and 2019, respectively:

	December 31,
	2020	2019
Income tax benefit at statutory rate	$2,927	$4,930
Change in valuation allowance	(2,927)	(4,930)
	$-	$-

The fiscal years 2012 through 2020 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted. This law substantially amended the Internal Revenue Code, including reducing the U.S. corporate tax rates. As the deferred tax asset is fully allowed for, this change in rates had no impact on the Company’s financial position or results of operations.

We did not provide any current or deferred U.S. federal income tax provision or benefit for the year ended December 31, 2020 or December 31, 2019 due to the operating losses experienced during the years ended December 31, 2020 and December 31, 2019. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

NOTE 6 – RELATED PARTY TRANSACTIONS AND NOTE PAYABLE

During the year ended December 31, 2017, the Company received loans from a related party totaling $30,000. The loans payable bear interest at an annual rate of 10% interest and are due on demand. There was $30,000 due as principal and $5,156 in interest for these notes due to a related party as of December 31, 2019. There is $30,000 due as principal and $11,156 in interest for these notes due to a related party as of December 31, 2020.

During the year ended December 31, 2018, the Company received loans from a related party totaling $9,000. During the year ended December 31, 2019, the Company received a loan from a related party totaling $7,050. These loans are non-interest bearing and due on demand. There is $16,050 due as non-interest bearing loans to a related party as of December 31, 2020.

During the year ended December 31, 2018, the Company received loans from a related party totaling $300. During the year ended December 31, 2019, the Company received advances from a related party totaling $16,585. During the year ended December 31, 2020, the Company received advances and services from a related party totaling 12,944. The advances are non-interest bearing and due on demand. There is $29,829 due as a related party payable as of December 31, 2020.

The Company currently operates out of an office of a related party free of rent.

NOTE 7 – SUBSEQUENT EVENTS

On January 19, 2021, a corporate action with FINRA was approved, 1 for 500 Reverse Stock Split. This has been retroactively stated in the Financial Statements and Annual Report in the shares issued and outstanding.

On February 9, 2021 there was a change of control, with new officers and directors being appointed, an address change and name change from Judo Capital Corp to Newpoint Financial Corp.

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

Management's Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and l5d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

To the best of our knowledge and belief, the previous Directors of Newpoint Financial Corp (formally Judo Capital Corp) and its management team have evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2020 based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Framework. Based on that evaluation, the former management team has concluded that, as of December 31, 2020 and the date of this filing, March 31, 2021, the Company had material weaknesses in its internal control over financial reporting.

Specifically management identified the following material weaknesses at December 31, 2020:

•As of December 31, 2020, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

•As of December 31, 2020, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•As of December 31, 2020, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

•As of December 31, 2020, there were no independent directors and no independent audit committee.

As a result of the material weakness described above, management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting, involving the preparation and reporting of our financial statements presented in conformity with GAAP, were not effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors hold office until the annual meeting of shareholders next held after their election. Our officers and directors are as follows as of December 31, 2020:

Name	Age	With Company Since	Director/Position
Craig Burton*	56	04/2014	Director, Chief Executive Officer, Chief Financial Officer, President

Ralph Porretti**	70	10/2015	Director, Secretary

* Craig Burton resigned as Chief Executive Officer, Chief Financial Officer, President and Director on February 9, 2021

** Ralph Porretti resigned as Secretary and Director on February 9, 2021

Craig Burton

Craig H. Burton attended University of South Carolina-Coastal and was a duly licensed Real Estate agent in the State of New York. Craig has run a communications business the last 5 years. He is in charge of all company matters at P Laser Company.

Ralph Porretti

Ralph Porretti is a New York State Licensed Real Estate Agent who has been the Commercial Division Manager for Century 21 Smart for the last 1½ years. He was employed by Cornerstone Realty for the previous six years

Our directors hold office until the annual meeting of shareholders next held after their election. Our officers and directors are as follows as of the date of this filing, March 31, 2021:

Name	Age	With Company Since	Director/Position
Keith Beekmeyer	58	02/2021	Director, Chief Executive Officer

Gary Shirshac	59	02/2021	Director, Chief Financial Officer, Treasurer

Andrew Bye	56	02/2021	Director, Chief Risk Officer

April Beling	50	02/2021	Secretary

Keith D. Beekmeyer -Chief Executive Officer, and Director

Keith is founding Shareholder of Newpoint Capital Ltd, London UK, where he is Chief Executive Officer and Director, specialising in Trade Credit and structured Products with over 37 years in the financial sector, holding several senior corporate positions in operations.

He is an articulate communicator, capable of building lasting relationships with the senior management of clients, partners, vendors both domestically and internationally. A problem solver and deal architect who can create solutions with track record for finding innovative ways to grow revenue and increase margins. He has a history of success in creating structure solution in emerging markets along with initiatives in sales, marketing, and advertising structured product.

Keith has experience in the negotiation of high-level contracts. He is well versed in presentations, accustomed to addressing clients, vendors, partners, shareholders, and corporate board of directors. He has been responsible for and has managed multi-million-dollar budgets with full P&L responsibility.

Andy Bye ACII, SIRM - Chief Risk Officer, and Director

He is a Chartered Insurance Practitioner ACII and, SIRM. A Member of the Chartered Insurance Institute and The Institute of Risk Management. Andy has over 30 years’ experience of risk management, insurance, and structured finance.

He has worked in a number of industry sectors throughout the world, in both ‘hands on’ and management capacities.

He has held senior management roles in the Commercial Sector encompassing – Head of Risk Management & Insurance for a number of leading multinationals including O2 Plc, Anglo American, Argos/Home Retail Group, Transport Development Group, Glaxo SmithKline, and Waste Recycling Group. He was responsible for risk management activities across the business, pioneering an embedded enterprise-wide approach to risk. Including, using risk management as tool to enhance competitive advantage and become more efficient. He has reported into PLC Board’s.

Andy has amassed a huge breadth of practical risk and insurance experience, right from the setting Risk Frameworks, to Global Insurance Programme Design, implementation, operations and dealing with business emergencies. Furthermore, he has worked in the Financial Services Sector, including Underwriting, Claims, Broking and Investment Finance.

He remains actively involved with the Chartered Insurance Institute and Institute of Risk Management, where he has led working groups, in particular was instrumental in designing, leading and promoting “Risk Play” across the IRM to fellow practitioners. He actively supports the “Discover Risk Project” rolled out to Schools and Colleges in the UK, promoting the profession.

Andy has setup and managed niche insurance companies and special purpose risk vehicles, in Lloyds, the UK and Overseas, and served as a Director in several of these including holding Financial Service Approved Controller positions. He has also shared his knowledge in a consulting capacity to a number of businesses in the UK and overseas, as well as actively participated in a technical capacity, lead workshops and study groups within The Institute of Risk Management.

He is a founding shareholder of Newpoint Financial Corp, holding the position of Chief Risk Officer, and Director. In addition, he serves as Director in Newpoint Capital Ltd and Newpoint Indemnity, holding responsibilities including Risk and Operations.

Gary Shirshac CPA -Chief Financial Officer and Director

He is a certified public accountant with more than 30 years’ experience in both public accounting and publicly traded entities. Working for KPMG, PWC, Deloitte and variety of organizations in private industry.

Gary has amassed expertise in a variety of areas including mergers and acquisitions, US GAAP, SEC compliance, international tax and finance, venture capital and transfer pricing. Industries include the technology sector, software, telecommunications, manufacturing, insurance, biotechnology and renewable energy in both an accounting and tax capacity. As a corporate tax Director, he has had experience in more than 120 countries for corporate income tax, VAT tax and transfer pricing purposes. He has also created legal and tax structures for the purpose of limiting foreign tax exposure and facilitating US cash repatriation of earnings. Additionally, he has reorganized subsidiaries for multinational organizations to create manufacturing and transfer pricing efficiencies.

Gary has assisted in setting up technology companies for the purposes of preparing them to enter the market as a publicly traded concern. Activities include filing forms with the SEC for both initial public offerings and follow-on stock offerings, as well as implementing accounting policies and procedures.

Worked as the managing director of a corporate accounting and tax consulting firm that had clients that ranged in size from $1 million several billion dollars. Responsible for global business expansion and intangible property structuring strategy projects. The object of which is to ensure the corporation has the proper legal structure to facilitate mergers and acquisitions, as well as migrate intellectual property ownership to tax friendly jurisdictions to achieve the lowest effective tax rate possible. After implementation, ensure procedures are in place to maintain and monitor tax rate for fluctuations. Gary has also performed earnings and profits studies for multinational corporations for the purpose of declaring a dividend and determining tax-free repatriation of cash through the return of capital.

He received his bachelors of science from Villanova University, and is also a member of the Tax Executives Institute.

Gary is Chief Financial Officer and Director of Newpoint Financial Corp.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information for the fiscal years ended December 31, 2020 and December 31, 2019 concerning cash and non-cash compensation paid or accrued by us for our executive officers.

Name/ Position	Year	Salary	Bonus	Stock	Other	Total
Craig Burton (1)	2020	$0	$0	$0	$0	$0
Chief Executive Officer	2019	$0	$0	$0	$0	$0
Chief Financial Officer
President

Ralph Porretti (2)	2020	$0	$0	$0	$0	$0
Secretary	2019	$0	$0	$0	$0	$0

(1)Craig Burton resigned from his position as Chief Executive Officer, Chief Financial Officer and Director with Company effective February 9, 2021.

(2)Ralph Porretti resigned from his position as Secretary and Director with Company effective February 9, 2021.

(3)Keith Beekmeyer was elected Chairman of the Board of Directors and Chief Executive Officer of the Company, effective February 9, 2021.

(4)Gary Shirshac was elected Chief Financial Officer, Treasurer and Director of the Company, effective February 9, 2021.

(5)April Beling was elected Secretary of the Company, effective February 9, 2021.

(6)Andrew Bye was elected Chief Risk Officer and Director of the Company, effective February 9, 2021.

Employment Contracts

The Company as of 31st December has no employees on the payroll.

Family Relationships

There are no family relationships among the Company’s current directors, executive officers, or other persons nominated or chosen to become officers or executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2020. The information in this table provides the ownership information for:

•each person known by us to be the beneficial owner of more than 5% of our common stock;

•each of our directors;

•each of our executive officers; and

•our executive officers and directors as a group

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

		Number of Shares		Percent of Class
Title of Class	Name and Address	Preferred	Common	Preferred	Common
Common Stock	Gladstone Ventures, LLC		113,991		52.73%
	114 East 13 th St., FRNT 1
	New York, NY 10003

Common Stock	Friction & Heat, LLC		13,433		6.21%
	PO Box 3143
	Liverpool, NY 13089

Common Stock	Officers and Directors as a group (one person)(1)		298		0.14%

(1)Mr. Craig Burton, the Chief Executive Officer and Chief Financial Officer as of December 31, 2020 is the owner of 298 shares of common stock

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since January 1, 2015, we have had no reportable transactions with related parties and none are currently proposed.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2020 and December 31, 2019 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

FIRM	FISCAL YEAR 2020	FISCAL YEAR 2019
(i), (ii) Audit Related Fees:

Boyle CPA LLC	$8,000	4,733

(iii) Tax Fees	$0	0

(iv) All Other Fees	$0	0

TOTAL FEES	$8,000	4,733

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

14.1	Code of Ethics, incorporated by reference from the Company’s Form S-1 filed with the Securities and Exchange Commission on June 11, 2010.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

NEWPOINT FINANCIAL CORP.
(Registrant)

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

NEWPOINT FINANCIALCORP.
(Registrant)

April 12, 2021	By:	/s/ Keith Beekmeyer
Keith Beekmeyer, Chief Executive Officer Chairman of the Board

NEWPOINT FINANCIAL CORP.
(Registrant)

April 12, 2021	By:	/s/Gary Shirshac
Gary Shirshac Chief Financial Officer Treasurer Director