Form 10-Q
period 2021-03-31
Newpoint Financial Corp
filed 2021-06-17
CIK 1445831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number: 000-54953

NEWPOINT FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	47-2653358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

290 State Street
New London, CT	06320
(Address of principal executive offices)	(Zip Code)

Phone number:  978-835-9361

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” , “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	[ ]	Accelerated filer
[X]	Non-accelerated filer	[ ]	Smaller reporting company
(Do not check if a smaller reporting company)
[X]	Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [   ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 216,185 shares of common stock as of May 31, 2021.

NEWPOINT FINANCIAL CORP.

FORM 10-Q

INFORMATION REGARDING FORWARD-LOOKING DISCLOSURE

This quarterly report on Form 10-Q contains forward-looking statements. Statements in this report that are not historical facts, including statements about management’s beliefs and expectations, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined under Item 1A, Risk Factors, in our most recent annual report on Form 10-K, and any updated risk factors we include in our quarterly reports on Form 10-Q and other filings with the SEC. Forward- looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the following:

•risks arising from material weaknesses in our internal control over financial reporting, including material weaknesses in our control environment;

•our ability to attract new clients and retain existing clients;

•our ability to retain and attract key employees;

•risks associated with assumptions we make in connection with our critical accounting estimates;

•potential adverse effects if we are required to recognize impairment charges or other adverse accounting-related developments;

•potential downgrades in the credit ratings of our securities;

•risks associated with the effects of global, national and regional economic and political conditions, including fluctuations in economic growth rates, interest rates and currency exchange rates; and

•developments from changes in the regulatory and legal environment for advertising and marketing and communications services companies around the world.

Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in our 2020 Annual Report on Form 10-K and other filings with the SEC.

PART I

ITEM 1FINANCIAL STATEMENTS

NEWPOINT FINANCIAL CORP.

UNAUDITED FINANCIAL STATEMENTS

March 31, 2021

NEWPOINT FINANCIAL CORP.

BALANCE SHEETS

	December 31,	March 31,
	2020	2021
ASSETS
Current Assets:
Cash	$-	$1,000,000
Total Current Assets	-	1,000,000

TOTAL ASSETS	$-	$1,000,000

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$6,730	$6,730
Accounts Payable - Related Party	29,829	29,829
Interest Payable - Related Party	11,156	11,156
Intercompany payable	-	1,123,829
Loan Payable - Related Party	46,050	46,050

Total Current Liabilities	93,765	1,217,594

Total Liabilities	93,765	1,217,594

Stockholder's Deficit
Preferred Stock, par value $0.001, 50,000,000 shares Authorized, 0 Issued or Outstanding at December 31, 2020 and December 31, 2019	-	-
Common Stock, par value $0.001, 100,000,000 shares Authorized, 216,185 shares Issued and Outstanding at December 31, 2020 and December 31, 2019	216	216
Additional Paid-In Capital	350,931	350,931
Accumulated Deficit	(444,912)	(568,741)

Total Stockholder's Deficit	(93,765)	(217,594)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$-	$1,000,000

The accompanying notes are an integral part of these audited financial statements

NEWPOINT FINANCIAL CORP.

STATEMENTS OF OPERATIONS

	For the three months ended
	March 31,
	2021	2020
Revenues:

Expenses:
General and administrative expense	$23,829	$1,030
Professional fees	100,000	1,500
Total Operating Expenses	123,829	2,530

Operating Loss	(123,829)	(2,530)

Other Income (Expense)
Interest expense	-	(748)

Total Other Income (Expense)	-	(748)

Net Loss	$(123,829)	$(3,278)

Basic & Diluted Loss per Common Share	$(0.57)	$(0.00)

Weighted Average Common Shares Outstanding	216,185	69,322,426

The accompanying notes are an integral part of these audited financial statements

NEWPOINT FINANCIAL CORP.

STATEMENT OF STOCKHOLDERS' DEFICIT

For The Three Months Ended March 31, 2021

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency
Net Loss for the Year Ended December 31, 2019	-	-	-	-	-	$(10,453)	$(10,453)

Balance as of December 31, 2020	-	$-	216,185	$216	$350,931	$(444,912)	$(93,765)

Net Loss for the Quarter Ended March 31, 2021	-	-	-	-	-	$(123,829)	$(123,829)

Balance as of December 31, 2021	-	$-	216,185	$216	$350,931	$(568,741)	$(217,594)

The accompanying notes are an integral part of these audited financial statements

NEWPOINT FINANCIAL CORP.

STATEMENT OF CASH FLOWS

	For the three months ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(123,829)	$(3,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes In:
Accounts Payable	-	982
Accounts Payable - Related Party	-	1,500
Interest Payable - Related Party	-	748
Net Cash Used in Operating Activities	(123,829)	(48)

CASH FLOWS FROM FINANCING
Proceeds from Loan Payable - Related Party	1,123,829	-
Net Cash Provided by Financing Activities	1,123,829	-

Net (Decrease) Increase in Cash	1,000,000	-
Cash at Beginning of Period	-	78

Cash at End of Period	$1,000,000	$30

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Franchise Taxes	$-	$-

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

On June 2, 2014, the Company ceased its principal activities of hosting and sponsoring judo tournaments and dissolved Classic Rules World Judo Championships, Inc. The Company had planned to operate in real estate investment market focused in the New York City metropolitan area. On February 28, 2018, the Company ceased its plans to operate in the real estate investment market. On January 19, 2021, the Company had a 500-1 reverse stock split with FINRA and Change of Control. On February 9, 2021, new officers and directors were elected and the name of the Company was changed to Newpoint Financial Corp. (Delaware). On February 12, 2021.

NOTE 2 – GOING CONCERN

The organizations going concern issue has been eliminated by both the change of control and an injection of cash to the company.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements as of the three months ended March 31, 2021 and March 31, 2020 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. They should be read in conjunction with the Company’s annual report on Form 10- K for the year ended December 31, 2020. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of March 31, 2021 and the results of operations for the three months ended March 31, 2021 and 2020 and cash flows for the three months ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

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

Reclassifications

Certain reclassifications have been made to the presentation for the three months ended March 31, 2021 to make them comparable to the current years’ presentation.

Cash and Cash Equivalents

Cash and cash equivalents includes highly liquid investments with original maturities of three months or less. On occasion, the Company has amounts deposited with financial institutions in excess of federally insured limits.

Newpoint Financial Corp.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of the previous years ended December 31, 2020 and 2019, the Company has not recorded any unrecognized tax benefits.

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

NOTE 4 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. There were no shares of preferred stock issued or outstanding as of March 31, 2020 or December 31, 2020.

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value of $0.001 per share. As of March 31, 2021 and December 31, 2020 there were 216,185 shares of common stock issued and outstanding.

NOTE 5 – SUBSEQUENT EVENTS

The Company had evaluated all events occurring subsequent to the balance sheet date and determined there are no additional events to disclose.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Forward-looking Information

This Form 10-Q quarterly report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts, included in this Form 10-Q that address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters, and other such matters are forward-looking statements. In some cases, you can identify forward- looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks, uncertainties, and other factors, many of which are beyond our control.

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

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

Revenues . The Company had no revenue during the three months ended March 31, 2021 or 2020.

Cost of Revenues . The Company had no cost of revenues for the three months ended March 31, 2021 or 2020.

General and Administrative expenses. The Company incurred $23,829 of general and administrative expenses during the three months ended March 31, 2021 compared to $1,030 during the same period in 2020. The increase in general and administrative expenses relate to both SEC filing fees and costs relating to the addition of a transfer agent.

Professional fees. The Company incurred $100,000 of professional fees during the three months ended March 31, 2021 compared to $1,500 during the same period in 2020. The increase in professional fees is the result of the Company incurring costs associated with Accountants, Auditors and Attorneys during the period.

Loss From Operations. The Company incurred an operating loss of $123,829 during the three months ended March 31, 2021 compared to $2,530 during the same period in 2020. The increase in net loss is a result of increased professional fees and additional costs associated with the change in control.

Other Income (Expense). The Company incurred interest expense of $0 during the three months ended March 31, 2021 compared to $748 during the three months ended March 31, 2020.

Net Loss. The Company incurred a net loss of $123,829 during the three months ended March 31, 2021 compared to $3,278 during the same period in 2020. The increase in net loss is a result of increased general and administrative and professional fees.

Liquidity and Capital Resources

As of December 31, 2020, we had cash of $0, with current assets totaling $0 and current liabilities totaling $93,765 creating a working capital deficit of $93,765. Current liabilities consisted of accounts payable and accrued liabilities totaling $6,730, related party payable of $28,929, related party interest payable of $11,156 and a related party loan payable of $46,050.

As of March 31, 2021, we had cash of $1 million with current assets totaling $1 million and current liabilities totaling $1,217,594. The addition of an intercompany loan of $1,123,829 has created an increase in cash flows of $1 million. Current liabilities consisted of accounts payable and accrued liabilities totaling $6,730, related party payable of $28,929, related party interest payable of $11,156 and a related party loan payable of $46,050.

Cash Flows

Net cash used in operating activities was $123,829 and $0 during the three months ended March 31, 2021 and 2020, respectively.

Net cash provided by financing activities was $1 million and $0 during the three months ended March 31, 2021 and 2020, respectively.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our last fiscal quarter as covered by this report on March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

An investment in our shares is speculative and involves a high degree of risk. Therefore, you should not invest in our shares unless you are able to bear a loss of your entire investment. You should carefully consider the following factors as well as those set forth in our annual report on Form 10- K for the year ended December 31, 2020 and the other information contained herein before deciding to invest in our shares. Factors that could cause actual results to differ from our expectations, statements or projections include the risks and uncertainties relating to our business described above. The fact that some of the risk factors may be the same or similar to our past filings, means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our SEC filings are part of doing business in our industry and will likely be present in all periods reported. The fact that certain risks are endemic to our industry does not lessen the significance of the risk. We urge you to carefully consider the following discussion of risks as well as other information regarding our common stock. This report and statements that we may make from time to time may contain forward-looking information. There can be no assurance that actual results will not differ materially from our expectations, statements or projections.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
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

Dated: June 14, 2021	By:	/s/ Keith Beekmeyer
Keith Beekmeyer,
Chief Executive Officer and President

Dated: June 14, 2021:	By:	/s/ Gary Shirshac
Gary Shirshac,
Chief Financial Officer and Secretary