Form 10-Q
period 2021-06-30
Newpoint Financial Corp
filed 2021-09-07
CIK 1445831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

Commission File Number: 000-54953

NEWPOINT FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	47-2653358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Pearl Street, #265
Hartford, CT	06103
(Address of principal executive offices)	(Zip Code)

Phone number: (877) 351-3223

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” , “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Emerging growth company ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 216,185 shares of common stock as of June 30, 2021.

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

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the following:

●	risks arising from material weaknesses in our internal control over financial reporting, including material weaknesses in our control environment;

●	our ability to attract new clients and retain existing clients;

●	our ability to retain and attract key employees;

●	risks associated with assumptions we make in connection with our critical accounting estimates;

●	potential adverse effects if we are required to recognize impairment charges or other adverse accounting-related developments;

●	potential downgrades in the credit ratings of our securities;

●	risks associated with the effects of global, national and regional economic and political conditions, including fluctuations in economic growth rates, interest rates and currency exchange rates; and

●	developments from changes in the regulatory and legal environment for advertising and marketing and communications services companies around the world.

Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in our 2020 Annual Report on Form 10-K and other filings with the SEC.

3

PART I

ITEM 1	FINANCIAL STATEMENTS

NEWPOINT FINANCIAL CORP.

UNAUDITED FINANCIAL STATEMENTS

June 30, 2021

NEWPOINT FINANCIAL CORP.

UNAUDITED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash		$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDER’S DEFICIT
Current Liabilities:
Accounts Payable	$6,730	$6,730
Accounts Payable - Related Party	29,829	29,829
Interest Payable - Related Party	11,156	11,156
Intercompany payable	175,429
Loan Payable - Related Party	46,050	46,050

Total Current Liabilities	269,194	93,765

Total Liabilities	269,194	93,765

Stockholder’s Deficit
Preferred Stock, par value $0.001, 50,000,000 shares Authorized, 0 Issued or Outstanding at December 31, 2020 and December 31, 2019
Common Stock, par value $0.001, 100,000,000 shares Authorized, 216,185 shares Issued and Outstanding at December 31, 2020 and December 31, 2019	216	216
Additional Paid-In Capital	350,931	350,931
Accumulated Deficit	(620,341)	(444,912)

Total Stockholder’s Deficit	(269,194)	(93,765)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

NEWPOINT FINANCIAL CORP.

UNAUDITED COMPREHENSIVE INCOME

	(Unaudited)		(Unaudited)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues:

Expenses:
General and administrative expense	121	$1,794	23,950	$2,824
Professional fees	51,479	500	151,479	2,000
Total Operating Expenses	51,600	2,294	175,429	4,824

Operating Loss	(51,600)	(2,294)	(175,429)	(4,824)

Other Income (Expense)
Gain on Debt Extinguishment	-	748	-	1,496
Interest expense	-	-	-	-

Total Other Income (Expense)	-	748	-	1,496

Net Loss	$(51,600)	$(3,042)	$(175,429)	$(6,320)

Basic & Diluted Loss per Common Share	$(0.24)	$(0.00)	$(0.81)	$(0.00)

Weighted Average Common Shares Outstanding	216,185	69,322,426	216,185	69,322,426

The accompanying notes are an integral part of these unaudited financial statements

NEWPOINT FINANCIAL CORP.

UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Six Months Ended June 30, 2021

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficiency

Net Loss for the Year Ended December 31, 2019	-	-	-	-		(17,608)	(17,608)

Balance as of December 31, 2019	-	-	216,185	216	$350,931	$(434,459)	$(83,312)

Net Loss for the Year Ended December 31, 2020						$(10,453)	$(10,453)

Balance as of December 31, 2020	-	-	216,185	$216	$350,931	$(444,912)	$(93,765)

Net Loss for the Quarter Ended March 31, 2021	-	-				$(123,829)	$(123,829)

Balance as of December 31, 2020	-	-	216,185	$216	$350,931	$(568,741)	$(217,594)

Net Loss for the Quarter Ended June 30, 2021	-	-				$(51,600)	$(51,600)

Balance as of June 30, 2021	-	-	216,185	$216	$350,931	$(620,341)	$(269,194)

The accompanying notes are an integral part of these unaudited financial statements

NEWPOINT FINANCIAL CORP.

UNAUDITED STATEMENT OF CASH FLOWS

	For the six months ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(175,429)	$(3,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes In:
Accounts Payable	-	982
Accounts Payable - Related Party	-	1,500
Interest Payable - Related Party	-	748
Net Cash Used in Operating Activities	(175,429)	(48)

CASH FLOWS FROM FINANCING
Proceeds from Loan Payable - Related Party	175,429	-
Net Cash Provided by Financing Activities	175,429	-

Net (Decrease) Increase in Cash	175,429
Cash at Beginning of Period	-	78

Cash at End of Period	$-	$30

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Franchise Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Reverse Stock Split 500-1 stated retroactively as of 12.31.2020 and 12.31.2019

The accompanying notes are an integral part of these unaudited financial statements

Newpoint Financial Corp.

Notes to Financial Statements

June 30, 2021

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements as of the six months ended June 30, 2021 and June 30, 2020 have been prepared in accordance with United States Generally Accepted Accounting Principles accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. They should be read in conjunction with the Company’s annual report on Form 10- K for the year ended December 31, 2020. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of June 30, 2021 and the results of operations for the six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

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

None.

Cash and Cash Equivalents

Cash and cash equivalents includes highly liquid investments with original maturities of three months or less. On occasion, the Company has amounts deposited with financial institutions in excess of federally insured limits.

Newpoint Financial Corp.

Notes to Financial Statements

June 30, 2021

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

Net Loss per Share

The computation of basic net loss per common share is based on the weighted average number of shares that were outstanding during the year. The computation of diluted net loss per common share is based on the weighted average number of shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. See Note 3. Stockholders’ Deficit.

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

Newpoint Financial Corp.

Notes to Financial Statements

June 30, 2021

(Unaudited)

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

NOTE 3 – GOING CONCERN

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

NOTE 4 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. There were no shares of preferred stock issued or outstanding as of June 30, 2021 or December 31, 2020.

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value of $0.001 per share. As of June 30, 2021 and December 31, 2020 there were 216,185 shares of common stock issued and outstanding.

NOTE 5 – SUBSEQUENT EVENTS

The Company had evaluated all events occurring subsequent to the balance sheet date and determined there are no additional events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

This Form 10-Q quarterly report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts, included in this Form 10-Q that address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters, and other such matters are forward-looking statements. In some cases, you can identify forward- looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks, uncertainties, and other factors, many of which are beyond our control.

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

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

Revenues . The Company had no revenue during the three months ended June 30, 2021 or 2020.

Cost of Revenues . The Company had no cost of revenues for the three months ended June 30, 2021 or 2020.

General and Administrative expenses. The Company incurred $121 of general and administrative expenses during the three months ended June 30, 2021 compared to $1,794 during the same period in 2020.

Professional fees. The Company incurred $51,479 of professional fees during the three months ended June 30, 2021 compared to $500 during the same period in 2020. The increase in professional fees is the result of the Company incurring costs associated with consultants and transfer agent costs during the period.

Loss From Operations. The Company incurred an operating loss of $51,600 during the three months ended June 30, 2021 compared to $2,294 during the same period in 2020. The increase in net loss is a result of increased professional fees and additional costs associated with the change in control.

Other Income (Expense). The Company incurred interest expense of $0 during the three months ended June 30, 2021 compared to $748 during the three months ended June 30, 2020.

Net Loss . The Company incurred a net loss of $51,600 during the three months ended June 30, 2021 compared to $3,042 during the same period in 2020. The increase in net loss is a result of increased general and administrative and professional fees.

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

As of June 30, 2021, we had cash of $0 with current assets totaling $0 and current liabilities totaling $269,194. The addition of an intercompany loan of $175,429 has created an increase in cash flows of $1 million. Current liabilities consisted of accounts payable and accrued liabilities totaling $6,730, related party payable of $28,929, related party interest payable of $11,156 and a related party loan payable of $46,050.

Cash Flows

Net cash used in operating activities was $(175,429) and $(48) during the six months ended June 30, 2021 and 2020, respectively.

Net cash provided by financing activities was $175,429 million and $0 during the six months ended June 30, 2021 and 2020, respectively.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our last fiscal quarter as covered by this report on June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error or all fraud and is not effective. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Dated: September 7, 2021
	By:	/s/ Jirodhan Dominic Persad
Jirodhan Dominic Persad, Chief Executive Officer and President

Dated: September 7, 2021	By:	/s/ Gary Shirshac
Gary Shirshac, Chief Financial Officer and Secretary

