Form 10-Q/A
period 2021-03-31
Newpoint Financial Corp
filed 2021-11-15
CIK 1445831

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes    No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,153,923 shares of common stock as of March 31, 2021.

NEWPOINT FINANCIAL CORP.

FORM 10-Q

NEWPOINT FINANCIAL CORP.

UNAUDITED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
ASSETS:

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDER’S DEFICIT:

Current Liabilities:
Accounts Payable	$6,730	$6,730
Accounts Payable - Related Party	-	29,829
Interest Payable - Related Party	-	11,156
Loan Payable - Related Party	-	46,050

Total Current Liabilities	6,730	93,765

Due to Related Party	20,924	-

Total Liabilities	27,654	93,765

Stockholder’s Deficit:
Preferred Stock	-	-
Common Stock	19,154	216
Additional Paid-In Capital	419,028	350,931
Accumulated Deficit	(465,836)	(444,912)

Total Stockholder’s Deficit	(27,654)	(93,765)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

NEWPOINT FINANCIAL CORP.

UNAUDITED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	For the three months ended
	March 31,
	2021	2020

Revenues:

Expenses:
Professional fees	$-	$1,500
General and administrative expense	20,924	1,030
Total Operating Expenses	20,924	2,530

Operating Loss	(20,924)	(2,530)

Other Income (Expense)
Interest expense	-	(748)

Total Other Income (Expense)	-	(748)

Net Loss	$(20,924)	$(3,278)

Basic & Diluted Loss per Common Share	$(0.0011)	$(0.0152)

Weighted Average Common Shares Outstanding	19,153,923	216,185

The accompanying notes are an integral part of these unaudited condensed financial statements

NEWPOINT FINANCIAL CORP.

UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

	For the Three Months Ended March 31, 2021
	Preferred Stock		Common Stock		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficiency

Balance as of December 31, 2020	-	$-	216,185	$216	$350,931	$(444,912)	$(93,765)
Impacts of stock sale	-	-	18,937,738	18,938	68,097	-	87,035
Net Loss for the Quarter Ended March 31, 2021	-	-	-	-	-	(20,924)	(20,924)
Balance as of March 31, 2021	-	$-	19,153,923	$19,154	$419,028	$(465,836)	$(27,654)

	For the Three Months Ended March 31, 2020
	Preferred Stock		Common Stock		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficiency

Balance as of December 31, 2019	-	$-	216,185	$216	$350,931	$(434,459)	$(83,312)
Net Loss for the Quarter Ended March 31, 2020	-	-	-	-	-	(3,278)	(3,278)
Balance as of March 31, 2020	-	$-	216,185	$216	$350,931	$(437,737)	$(86,590)

The accompanying notes are an integral part of these unaudited condensed financial statements

NEWPOINT FINANCIAL CORP.

UNAUDITED STATEMENT OF CASH FLOWS

	For the three months ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(20,924)	$(3,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes In:
Accounts Payable	-	982
Accounts Payable - Related Party	-	1,500
Interest Payable - Related Party	-	748
Net Cash Used in Operating Activities	(20,924)	(48)

CASH FLOWS FROM FINANCING
Proceeds from Loan Payable - Related Party	20,924	-
Net Cash Provided by Financing Activities	20,924	-

Net Increase (Decrease) in Cash	-	(48)
Cash at Beginning of Period	-	78

Cash at End of Period	$-	$30

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Reverse Stock Split 500-1 stated retroactively as of 3.31.2020

The accompanying notes are an integral part of these unaudited condensed financial statements

Newpoint Financial Corp.

Notes to Condensed Financial Statements

March 31, 2021

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Newpoint Financial Corp. (“Newpoint”or “the Company”) was initially incorporated in the State of Delaware on November 16, 2005 under the name Blue Ribbon Pyrocool, Inc. (“Blue Ribbon”). Blue Ribbon changed its name to Classic Rules Judo Championships, Inc. on July 15, 2008 then to Judo Capital Corp on February 15, 2017. In October 2020, the Company executed a transaction where the primary shareholder liquidated their shares in exchange cash and stock considerations. As a result of the transaction Judo Capital Corp changed its name to Newpoint Financial Corp. On January 19, 2021, the Company had a 500-1 reverse stock split with FINRA and Change of Control, which has been stated retroactively throughout the 10-Q. On February 9, 2021, new officers and directors were elected and the name of the Company was changed to Newpoint Financial Corp. (Delaware) on February 12, 2021. The Company will acquire other organizations in the capacity as a holding company.

NOTE 2. CURRENT PERIOD RESTATEMENT

The Company is filing this amended Form 10Q/A (the Amended Report) to amend our quarterly report for the quarter ended March 31, 2021, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 17, 2021 (the “Original Report”), to restate our condensed financial statements for the three months ended March 31, 2021. As a result, the previously filed unaudited condensed financial statements for the period ended March 31, 2021, should no longer be relied upon.

The Company did not properly identify multiple errors throughout the Form 10Q, which resulted in the Company inappropriately stating total expenses, cash, liabilities, common stock, additional paid-in capital and the total accumulated deficit for the three months ended March 31, 2021. These errors were the result of the Company inappropriately recording expenses from a related party that were not liabilities to Newpoint, the Company misinterpreting a document with a related party and the Company inappropriately recording a stock sale. In the first quarter of 2021 the Company recorded additional liabilities to the Company of $102,905, which were not expenses or liabilities to Newpoint. The correction of these errors resulted in a decrease in the Due to Related Party liability of $102,905 as of March 31, 2021.

In Q1 2021, the Company also executed a document with a related party which resulted in the Company recording $1,000,000 of cash and a related party liability. However, no cash ever exchanged hands and no liability is currently due to the related party. As a result, the correction of this error resulted in a $1,000,000 decrease to both cash and the Due to Related Party liability balance.

In March 2021 the Company executed a stock sale which alleviated multiple historical liabilities, which were not properly adjusted. This error overstated total liabilities of Newpoint by $87,035 in the first quarter of 2021. As a result of this transaction and the 500-1 stock split the Company also, inappropriately calculated the total outstanding common shares. As of March 31, 2021, the total outstanding common shares were 19,153,923 shares rather than the 216,185 shares previously presented. As a result of these errors, the Company also increased the common stock and additional paid in capital balances by $18,938 and $68,097, respectively.

The cumulative impact of these errors outlined herein resulted in a decrease in the net loss per common share of $0.5689 for the three months ended March 31, 2021. These changes to the balance sheet, statement of comprehensive income and the statement of stockholders’ equity also resulted in changes to the statement of cash flows as of March 31, 2021.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC) for interim information, including the instructions to the Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for complete financial statement presentation. They should be read in conjunction with the Company’s annual report on Form 10- K for the year ended December 31, 2020. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

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

Newpoint Financial Corp.

Notes to Condensed Financial Statements

March 31, 2021

(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2021 and December 31, 2020 the Company has not recorded any unrecognized tax benefits.

Net Loss per Share

The computation of basic net loss per common share is based on the weighted average number of shares that were outstanding during the year. The computation of diluted net loss per common share is based on the weighted average number of shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. See Note 5. Stockholders’ Deficit.

Recently Issued Accounting Pronouncements

In 2018, the Company adopted the Financial Accounting Standards Board’s (FASB) Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), and additional ASUs issued to clarify the guidance in ASU 2014-09 (collectively, the revenue standard), which amends the existing accounting standards for revenue recognition. As the Company has no revenue generating activities the adoption of the revenue standard had no impact on the Company.

In 2019, the Company adopted FASB ASU 2016-02, Leases (Topic 842), which provides an updated definition of a lease contract, including guidance on the combination and separation of contracts. The standard requires lessees recognize a right-of-use asset and a lease liability for all lease contracts. The Company has determined it does not have any lease agreements and as a result this standard has not impacted the Company’s financial statements.

NOTE 4 – GOING CONCERN

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no current or historical revenues, has incurred net losses of $20,924 and $3,278 during the three months ended March 31, 2021 and 2020, respectively. The Company has an accumulated deficit of $465,836 and $444,912 as of March 31, 2021 and December 31, 2020, and has experienced negative cash flows from operations. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for the year following the sate the condensed financial statements were available to be issued. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to raise additional capital and will continue to have its expenditures paid for by a related entity (see Note 6). Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

Newpoint Financial Corp.

Notes to Condensed Financial Statements

March 31, 2021

(Unaudited)

NOTE 5 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. There were no shares of preferred stock issued or outstanding as of March 31, 2021 or December 31, 2020.

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value of $0.001 per share. As of March 31, 2021 and December 31, 2020 there were 19,153,923 and 216,185 shares of common stock issued and outstanding, respectively.

In February 2021, the Company finalized a 500-1 reverse stock split. This transaction has been retroactively stated in the condensed financial statements for the basic & diluted loss per common share within the statement of operations within all applicable reporting periods presented.

NOTE 6 – RELATED PARTY TRANSACTIONS

Throughout 2021, the Company has incurred various expenses, totaling $59,546 which have been paid for by a related entity and will be repaid at a later date by the Company. This liability is non-interest bearing and does not include any guarantees or collateral to the related entity. The liability is not expected to be repaid within the next twelve months and as a result is classified as a long-term liability.

The Company currently operates out of an office of a related party free of rent.

NOTE 7 – SUBSEQUENT EVENTS

On August 20, 2021, the Company entered into an agreement to purchase 37.5% of Citadel Risk Holdings, Inc, a Delaware Holding Corporation that owns all the shares in American Millennium Insurance Company, a New Jersey Corporation. The Company shall pay $1 million per year in exchange for 3.75% of Citadel’s common shares over the course of 10 years beginning December 31, 2021 until it has acquired all 37.5%. The transaction is subject to approval by the New Jersey Insurance Commission.

Newpoint Financial Corp.

March 31, 2021

(Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

This quarterly report on Form 10-Q contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Statements in this report that are not historical facts, including statements about management’s beliefs and expectations, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined under Item 1A, Risk Factors, in our most recent annual report on Form 10-K, and any updated risk factors we include in our quarterly reports on Form 10-Q and other filings with the SEC. Forward- looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

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

Cost of Revenues. The Company had no cost of revenues for the three months ended March 31, 2021 or 2020.

General and Administrative expenses. The Company incurred general and administrative expenses of $20,924 during the three months ended March 31, 2021 compared to $1,030 during the same period in 2020. The increase in expenses was due to various expenses resulting from setting up the new entity.

Newpoint Financial Corp.

March 31, 2021

(Unaudited)

Professional fees. The Company incurred no professional fees during the three months ended March 31, 2021 compared to $1,500 during the same period in 2020. Given the state of operations of the entity the Company would not expect a large amount of professional fees.

Loss From Operations. The Company incurred an operating loss of $20,924 during the three months ended March 31, 2021 compared to $2,530 during the same period in 2020. The increase in net loss is a result of increased general and administrative costs associated with the change in control.

Other Income (Expense). The Company incurred interest expense of during the three months ended March 31, 2020 of $748. No interest expense was accrued in fiscal year 2021 as the related party debt was alleviated as a result of the stock sale with a previous shareholder.

Net Loss . The Company incurred a net loss of $20,924 during the three months ended March 31, 2021 compared to $3,278 during the same period in 2020. The increase in net loss is a result of increased general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2021, the Company had cash of $0 with current assets totaling $0 and current liabilities totaling $6,730. The addition of an intercompany loan of $20,924 has created an increase in cash flows of $20,924. Current liabilities consisted of accounts payable and accrued liabilities totaling $6,730 and a related party payable of $20,924.

As of December 31, 2020, we had cash of $0, with current assets totaling $0 and current liabilities totaling $93,765 creating a working capital deficit of $93,765.

The Company does not have any revenue generating activities currently and all expenditures are funded and paid for by a related entity.

Cash Flows

Net cash used in operating activities was $20,294 during the three months ended March 31, 2021 compared to cash used in operating activities of $48 during the three months ended March 31, 2020.

Net cash provided by financing activities was $20,924 and $0 during the three months ended March 31, 2021 and 2020, respectively.

Segment Reporting

The Company’s business currently operates in one segment.

Critical Accounting Policies and Estimates

There were no material changes in critical accounting policies and estimates during the period covered by this Quarterly Report on Form 10-Q. Refer to Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a complete list of our Critical Accounting Policies and Estimates.

Financial Impacts of COVID-19

In early March 2020, there was a global outbreak of COVID-19 that resulted in an economic downturn, changes in global supply and demand, and the temporary closure of non-essential businesses in many states. To date COVID-19 has not impacted the Company’s business. In connection with the outbreak, the Company continues to monitor potential impacts, which may materially impact the Company’s finances and operations. Due to the uncertainties surrounding COVID-19, the full impact of the outbreak and the scope of any cumulative adverse impact on the Company’s finances and operations cannot be fully determined at this time and largely depends on the ongoing severity, duration and spread of COVID-19.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Newpoint Financial Corp.

March 31, 2021

(Unaudited)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures Disclosure Controls and Procedures

We have identified control issues that resulted in the misstatements outlined in the restatement footnote. These issues relate specifically to the purchase and sale agreement language that did not convey the intent of both parties to the transaction. This resulted in confusion as to both the share count authorized and outstanding and the amount of outstanding liabilities that were required to stay on the balance sheet as a result of the agreement.

The current management in place post-acquisition have responded by putting in proper oversight of accounting systems and procedures and are in the process of implementing internal accounting controls commensurate with the current scope of operations. As operations advance, and the Company becomes operational, so too will all accounting controls, procedures as well as SOX controls required by both US GAAP and SEC regulations for publicly traded organizations.

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

Newpoint Financial Corp.

March 31, 2021

(Unaudited)

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

Dated: November 15, 2021
	By:	/s/ Jirodhan Dominic Persad
Jirodhan Dominic Persad, Chief Executive Officer and President

Dated: November 15, 2021	By:	/s/ Gary Shirshac
Gary Shirshac, Chief Financial Officer and Secretary

