Form 10-Q/A
period 2021-06-30
Newpoint Financial Corp
filed 2021-11-15
CIK 1445831

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,153,923 shares of common stock as of June 30, 2021.

NEWPOINT FINANCIAL CORP.

FORM 10-Q

NEWPOINT FINANCIAL CORP.

UNAUDITED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
ASSETS:

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDER’S DEFICIT:

Current Liabilities:
Accounts Payable	$6,730	$6,730
Accounts Payable - Related Party	-	29,829
Interest Payable - Related Party	-	11,156
Loan Payable - Related Party	-	46,050

Total Current Liabilities	6,730	93,765

Due to Related Party	59,546	-

Total Liabilities	66,276	93,765

Stockholder’s Deficit:
Preferred Stock	-	-
Common Stock	19,154	216
Additional Paid-In Capital	419,028	350,931
Accumulated Deficit	(504,458)	(444,912)

Total Stockholder’s Deficit	(66,276)	(93,765)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

NEWPOINT FINANCIAL CORP.

UNAUDITED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	(Unaudited)		(Unaudited)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues:

Expenses:
Professional fees	$38,622	$500	$38,622	$2,000
General and administrative expense	-	1,794	20,924	2,824
Total Operating Expenses	38,622	2,294	59,546	4,824

Operating Loss	(38,622)	(2,294)	(59,546)	(4,824)

Other Income (Expense)
Gain on Debt Extinguishment	-	748	-	1,496
Interest expense	-	-	-	-

Total Other Income (Expense)	-	748	-	1,496

Net Loss	$(38,622)	$(3,042)	$(59,546)	$(6,320)

Basic & Diluted Loss per Common Share	$(0.0020)	$(0.0141)	$(0.0031)	$(0.0292)

Weighted Average Common Shares Outstanding	19,153,923	216,185	19,153,923	216,185

The accompanying notes are an integral part of these unaudited condensed financial statements

NEWPOINT FINANCIAL CORP.

UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Six Months Ended June 30, 2021

	For the Six Months Ended June 30, 2021
	Preferred Stock		Common Stock		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficiency

Balance as of December 31, 2020	-	$-	216,185	$216	$350,931	$(444,912)	$(93,765)

Impacts of stock sale	-	-	18,937,738	18,938	68,097	-	87,035

Net Loss for the Quarter Ended March 31, 2021	-	-	-	-	-	(20,924)	(20,924)

Balance as of March 31, 2021	-	-	19,153,923	19,154	419,028	(465,836)	(27,654)

Net Loss for the Quarter Ended June 30, 2021	-	-	-	-	-	(38,622)	(38,622)

Balance as of June 30, 2021	-	$-	19,153,923	$19,154	$419,028	$(504,458)	$(66,276)

	For the Six Months Ended June 30, 2020
	Preferred Stock		Common Stock		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficiency

Balance as of December 31, 2019	-	$-	216,185	$216	$350,931	$(434,459)	$(83,312)

Net Loss for the Quarter Ended March 31, 2020	-	-	-	-	-	(3,278)	(3,278)

Balance as of March 31, 2020	-	-	216,185	216	350,931	(437,737)	(86,590)

Net Loss for the Quarter Ended June 30, 2020	-	-	-	-	-	(3,042)	(3,042)

Balance as of June 30, 2020	-	-	216,185	216	350,931	(440,779)	$(89,632)

The accompanying notes are an integral part of these unaudited condensed financial statements

NEWPOINT FINANCIAL CORP.

UNAUDITED STATEMENT OF CASH FLOWS

	For the six months ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(59,546)	$(6,320)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes In:
Accounts Payable	-	106
Accounts Payable - Related Party	-	4,722
Interest Payable - Related Party	-	1,496
Net Cash Provided by (Used in) Operating Activities	(59,546)	4

CASH FLOWS FROM FINANCING
Due to Related Party	59,546	-
Net Cash Provided by Financing Activities	59,546	-

Net Increase in Cash	-	4
Cash at Beginning of Period	-	78

Cash at End of Period	$-	$82

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Reverse Stock Split 500-1 stated retroactively as of 6.30.2020

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

NOTE 2. CURRENT PERIOD RESTATEMENT

The Company is filing this amended Form 10Q/A (the Amended Report) to amend our quarterly report for the quarter ended June 30, 2021, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 7, 2021 (the “Original Report”), to restate our condensed financial statements for the three and six months ended June 30, 2021. As a result, the previously filed unaudited condensed financial statements for the period ended June 30, 2021, should no longer be relied upon.

The Company did not properly identify multiple errors throughout the Form 10Q, which resulted in the Company inappropriately stating total expenses, liabilities, common stock, additional paid-in capital and the total accumulated deficit for the six months ended June 30, 2021. These errors were the result of the Company inappropriately recording expenses from a related party that were not liabilities to Newpoint and the Company inappropriately recording a stock sale. In both the first and second quarter of 2021 the Company recorded additional liabilities to the Company of $102,905 and $12,978, which were not expenses or liabilities to Newpoint. These errors resulted in a decrease in the Due to Related Party liability of $115,883 as of June 30, 2021.

In March 2021 the Company executed a stock sale which alleviated multiple historical liabilities which were not properly adjusted. This error overstated total liabilities of Newpoint by $87,035 in both the first and second quarter of 2021. As a result of this transaction and the 500-1 stock split the Company also, inappropriately calculated the total outstanding common shares. As of June 30, 2021, the total outstanding common shares were 19,153,923 shares rather than the 216,185 shares previously presented. As a result of these errors, the Company also increased the common stock and additional paid in capital balances by $18,938 and $68,097, respectively.

The cumulative impact of these errors outlined herein resulted in a decrease in the net loss per common share of $0.2380 and $0.8069 for the three and six months ended June 30, 2021. These changes to the balance sheet, statement of comprehensive income and the statement of stockholders’ equity also resulted in changes to the statement of cash flows as of June 30, 2021.

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

June 30, 2021

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2021 and December 31, 2020 the Company has not recorded any unrecognized tax benefits.

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

In 2019, the Company adopted FASB ASU 2016-02, Leases (Topic 842), which provides an updated definition of a lease contract, including guidance on the combination and separation of contracts. The standard requires lessees recognize a right-of-use asset and a lease liability for all lease contracts. The Company has determined it does not have any lease agreements and as a result this standard has not impacted the Company’s financial statements..

NOTE 4 – GOING CONCERN

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no current or historical revenues, has incurred net losses of $38,622 and $3,042 during the three months ended June 30, 2021 and 2020 and $59,546 and $6,320 for the six months ended June 30, 2021 and 2020, respectively. The Company has an accumulated deficit of $504,458 and$444,912 as of June 30, 2021 and December 31, 2020, and has experienced negative cash flows from operations. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for the year following the sate the condensed financial statements were available to be issued. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

June 30, 2021

(Unaudited)

NOTE 5 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. There were no shares of preferred stock issued or outstanding as of June 30, 2021 or December 31, 2020.

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value of $0.001 per share. As of June 30, 2021 and December 31, 2020 there were 19,153,923 and 216,185 shares of common stock issued and outstanding, respectively.

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

June 30, 2021

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

Results of Operations

Comparison of the three and six months ended June 30, 2021 and 2020

Revenues . The Company had no revenue during the three and six months ended June 30, 2021 or 2020.

Cost of Revenues . The Company had no cost of revenues for the three and six months ended June 30, 2021 or 2020.

General and Administrative expenses. The Company incurred no general and administrative expenses during the three months ended June 30, 2021 compared to $1,794 during the same period in 2020. The Company incurred general and administrative expenses of $20,924 during the six months ended June 30, 2021 compared to $2,824 for the six months ended June 30, 2020. Due to various expenses resulting from setting up the new entity.

Newpoint Financial Corp.

June 30, 2021

(Unaudited)

Professional fees. The Company incurred $38,622 of professional fees during the three and six months ended June 30, 2021 compared to $500 and $2,000 during the same periods in 2020, respectively. The increase in professional fees is the result of the Company incurring costs associated with consultants and transfer agent costs during the period.

Loss From Operations. The Company incurred an operating loss of $38,622 and $59,546 during the three and six months ended June 30, 2021 compared to $2,294 and $4,824 during the same periods in 2020. The increase in net loss is a result of increased professional fees and additional costs associated with the change in control.

Other Income (Expense). The Company incurred interest expense of during the three and six months ended June 30, 2020 of $748 and $1,496, respectively. No interest expense was accrued in fiscal year 2021 as the related party debt was alleviated as a result of the stock sale with a previous shareholder.

Net Loss . The Company incurred a net loss of $38,622 and $59,546 during the three months ended June 30, 2021 compared to $3,042 and $ 6,320 during the same periods in 2020. The increase in net loss is a result of increased general and administrative and professional fees.

Liquidity and Capital Resources

As of June 30, 2021, the Company had cash of $0 with current assets totaling $0 and current liabilities totaling $66,276. The addition of an intercompany loan of $59,546 has created an increase in cash flows of $59,546. Current liabilities consisted of accounts payable and accrued liabilities totaling $6,730 and a related party payable of $59,546.

As of December 31, 2020, we had cash of $0, with current assets totaling $0 and current liabilities totaling $6,730 creating a working capital deficit of $6,730. Current liabilities consisted of accounts payable and accrued liabilities totaling $6,730.

The Company does not have any revenue generating activities currently and all expenditures are funded and paid for by a related entity.

Cash Flows

Net cash used in operating activities was $(59,546) during the six months ended June 30, 2021 compared to cash provided by operating activities of $4 during the six months ended June 30, 2020.

Net cash provided by financing activities was $59,546 and $0 during the six months ended June 30, 2021 and 2020, respectively.

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

June 30, 2021

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

June 30, 2021

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

