Form 10-Q
period 2021-09-30
Newpoint Financial Corp
filed 2021-11-15
CIK 1445831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,153,923 shares of common stock as of September 30, 2021.

NEWPOINT FINANCIAL CORP.

FORM 10-Q

NEWPOINT FINANCIAL CORP.

UNAUDITED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
ASSETS:

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDER'S DEFICIT:

Current Liabilities:
Accounts Payable	$31,730	$6,730
Accounts Payable - Related Party	-	29,829
Interest Payable - Related Party	-	11,156
Loan Payable - Related Party	-	46,050

Total Current Liabilities	31,730	93,765

Due to Related Party	66,836	-

Total Liabilities	98,566	93,765

Stockholder's Deficit:
Preferred Stock	-	-
Common Stock	19,154	216
Additional Paid-In Capital	419,028	350,931
Accumulated Deficit	(536,748)	(444,912)

Total Stockholder's Deficit	(98,566)	(93,765)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

NEWPOINT FINANCIAL CORP.

UNAUDITED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	(Unaudited)		(Unaudited)
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues:

Expenses:
Professional fees	$32,290	$1,000	$70,912	$3,000
General and administrative expense	-	750	20,924	3,574
Total Operating Expenses	32,290	1,750	91,836	6,574

Operating Loss	(32,290)	(1,750)	(91,836)	(6,574)

Other Income (Expense):
Gain on Debt Extinguishment	-	7,805	-	7,805
Interest expense	-	(756)	-	(2,252)

Total Other Income (Expense)	-	7,049	-	5,553

Net Income (Loss)	$(32,290)	$5,299	$(91,836)	$(1,021)

Basic & Diluted Income (Loss) per Common Share	$(0.0017)	$0.0245	$(0.0048)	$(0.0047)

Weighted Average Common Shares Outstanding	19,153,923	216,185	19,153,923	216,185

The accompanying notes are an integral part of these unaudited condensed financial statements

NEWPOINT FINANCIAL CORP.

UNAUDITED STATEMENT OF STOCKHOLDERS' DEFICIT

For The Nine Months Ended September 30, 2021

	For the Nine Months Ended September 30, 2021
	Preferred Stock		Common Stock		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders' Deficiency

Balance as of December 31, 2020	-	$-	216,185	$216	$350,931	$(444,912)	$(93,765)

Impacts of stock sale	-	-	18,937,738	18,938	68,097	-	87,035

Net Loss for the Quarter Ended March 31, 2021	-	-	-	-	-	(20,924)	(20,924)

Balance as of March 31, 2021	-	-	19,153,923	19,154	419,028	(465,836)	(27,654)

Net Loss for the Quarter Ended June 30, 2021	-	-	-	-	-	(38,622)	(38,622)

Balance as of June 30, 2021	-	$-	19,153,923	$19,154	$419,028	$(504,458)	$(66,276)

Net Loss for the Quarter Ended September 30, 2021	-	-	-	-	-	(32,290)	(32,290)

Balance as of September 30, 2021	-	-	19,153,923	19,154	419,028	(536,748)	(98,566)

	For the Nine Months Ended September 30, 2020
	Preferred Stock		Common Stock		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders' Deficiency

Balance as of December 31, 2019	-	$-	216,185	$216	$350,931	$(434,459)	$(83,312)

Net Loss for the Quarter Ended March 31, 2020	-	-	-	-	-	(3,278)	(3,278)

Balance as of March 31, 2020	-	-	216,185	216	350,931	(437,737)	(86,590)

Net Loss for the Quarter Ended June 30, 2020	-	-	-	-	-	(3,042)	(3,042)

Balance as of June 30, 2020	-	-	216,185	216	350,931	(440,779)	$(89,632)

Net Income for the Quarter Ended September 30, 2020	-	-	-	-	-	5,299	5,299

Balance as of September 30, 2020	-	-	216,185	216	350,931	(435,480)	(84,333)

The accompanying notes are an integral part of these unaudited condensed financial statements

NEWPOINT FINANCIAL CORP.

UNAUDITED STATEMENT OF CASH FLOWS

	For the nine months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(91,836)	$(1,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on Debt Extinguishment		$7,805

Changes In:
Accounts Payable	25,000	(12,231)
Accounts Payable - Related Party	-	3,151
Interest Payable - Related Party	-	2,252
Net Cash Used in Operating Activities	(66,836)	(44)

CASH FLOWS FROM FINANCING
Due to Related Party	66,836	-
Net Cash Provided by Financing Activities	66,836	-

Net Increase (Decrease) in Cash	-	(44)
Cash at Beginning of Period	-	78

Cash at End of Period	$-	$34

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Reverse Stock Split 500-1 stated retroactively as of 9.30.2020

The accompanying notes are an integral part of these unaudited condensed financial statements

Newpoint Financial Corp.

Notes to Condensed Financial Statements

September 30, 2021

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Newpoint Financial Corp. (“Newpoint”or “the Company”) was initially incorporated in the State of Delaware on November 16, 2005 under the name Blue Ribbon Pyrocool, Inc. (“Blue Ribbon”). Blue Ribbon changed its name to Classic Rules Judo Championships, Inc. on July 15, 2008 then to Judo Capital Corp on February 15, 2017. In January 2021, the Company executed a transaction where the primary shareholder liquidated their shares in exchange cash and stock considerations. As a result of the transaction Judo Capital Corp changed its name to Newpoint Financial Corp. On January 19, 2021, the Company had a 500-1 reverse stock split with FINRA and Change of Control, which has been stated retroactively throughout the 10-Q. On February 9, 2021, new officers and directors were elected and the name of the Company was changed to Newpoint Financial Corp. (Delaware) on February 12, 2021. The Company will acquire other organizations in the capacity as a holding company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC) for interim information, including the instructions to the Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for complete financial statement presentation. They should be read in conjunction with the Company’s annual report on Form 10- K for the year ended December 31, 2020. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2021 and December 31, 2020 the Company has not recorded any unrecognized tax benefits.

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

Newpoint Financial Corp.

Notes to Condensed Financial Statements

September 30, 2021

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (continued)

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

NOTE 3 – GOING CONCERN

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no current or historical revenues, has incurred net losses of $32,290 and net income of $5,299 during the three months ended September 30, 2021 and 2020 and $91,836 and $1,021 for the nine months ended September 30, 2021 and 2020, respectively. The Company has an accumulated deficit of $536,748 and $444,912 as of September 30, 2021 and December 31, 2020, and has experienced negative cash flows from operations. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for the year following the sate the condensed financial statements were available to be issued. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to raise additional capital and will continue to have its expenditures paid for by a related entity (see Note 5). Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. There were no shares of preferred stock issued or outstanding as of September 30, 2021 or December 31, 2020.

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value of $0.001 per share. As of September 30, 2021 and December 31, 2020 there were 19,153,923 and 216,185 shares of common stock issued and outstanding, respectively.

In February 2021, the Company finalized a 500-1 reverse stock split. This transaction has been retroactively stated in the condensed financial statements for the basic & diluted loss per common share within the statement of operations within all applicable reporting periods presented.

NOTE 5 – RELATED PARTY TRANSACTIONS

Throughout 2021, the Company has incurred various expenses, totaling $66,836 which have been paid for by a related entity and will be repaid at a later date by the Company. This liability is non-interest bearing and does not include any guarantees or collateral to the related entity. The liability is not expected to be repaid within the next twelve months and as a result is classified as a long-term liability.

The Company currently operates out of an office of a related party free of rent.

NOTE 6 – SUBSEQUENT EVENTS

In October 2021, the Company entered into an agreement to purchase 37.5% of Citadel Risk Holdings, Inc, a Delaware Holding Corporation that owns all the shares in American Millennium Insurance Company, a New Jersey Corporation. The Company shall pay $1 million per year in exchange for 3.75% of Citadel’s common shares over the course of 10 years beginning December 31, 2021 until it has acquired all 37.5%. The transaction is subject to approval by the New Jersey Insurance Commission.

Newpoint Financial Corp.

September 30, 2021

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

Results of Operations

Comparison of the three and nine months ended September 30, 2021 and 2020

Revenues . The Company had no revenue during the three and nine months ended September 30, 2021 or 2020.

Cost of Revenues . The Company had no cost of revenues for the three and nine months ended September 30, 2021 or 2020.

General and Administrative expenses. The Company incurred no general and administrative expenses during the three months ended September 30, 2021 compared to $750 during the same period in 2020. The Company incurred general and administrative expenses of $20,924 during the nine months ended September 30, 2021 compared to $3,574 for the nine months ended September 30, 2020. The increase was a result of various expenses resulting from setting up the new entity.

Newpoint Financial Corp.

September 30, 2021

(Unaudited)

Professional fees. The Company incurred $32,290 and $70,912 of professional fees during the three and nine months ended September 30, 2021 compared to $1,000 and $3,000 during the same periods in 2020, respectively. The increase in professional fees is the result of the Company incurring costs associated with consultants, transfer agent costs and accounting fees during the period.

Loss From Operations. The Company incurred an operating loss of $32,290 and $91,836 during the three and nine months ended September 30, 2021 compared to $1,750 and $6,574 during the same periods in 2020. The increase in net loss is a result of increased professional fees and additional costs associated with the change in control.

Other Income (Expense). The Company incurred interest expense of during the three and nine months ended September 30, 2020 of $756 and $2,252, respectively. No interest expense was accrued in fiscal year 2021 as the related party debt was alleviated as a result of the stock sale with a previous shareholder. The Company also recognized a gain on debt extinguishment of $7,805 in Q3 of 2020, no such gain has been recognized in 2021.

Net Loss . The Company incurred a net losses of $32,290 and $91,836 during the three and nine months ended September 30, 2021 compared to net income of $5,299 and a net loss of $1,021 during the same periods in 2020. The increase in net loss is a result of increased general and administrative and professional fees.

Liquidity and Capital Resources

As of September 30, 2021, the Company had cash of $0 with current assets totaling $0 and current liabilities totaling $31,730, creating a working capital deficit of $31,730. Current liabilities consisted of accounts payable and accrued liabilities totaling $31,730. There is also a long-term payable to a related party of $66,836 at September 30, 2021.

As of December 31, 2020, we had cash of $0, with current assets totaling $0 and current liabilities totaling $9,765 creating a working capital deficit of $93,765. Current liabilities consisted of accounts payable and accrued liabilities totaling $6,730, related party payables of $29,829, interest payable to a related party of $11,156 and related party debt of $46,050.

The Company does not have any revenue generating activities currently and all expenditures are funded and paid for by a related entity.

Cash Flows

Net cash used in operating activities was $66,836 during the nine months ended September 30, 2021 compared to $44 during the nine months ended September 30, 2020.

Net cash provided by financing activities was $66,836 and $0 during the nine months ended September 30, 2021 and 2020, respectively.

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

September 30, 2021

(Unaudited)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The current management in place post-acquisition has put in place proper oversight of accounting systems and procedures and are in the process of implementing internal accounting controls commensurate with the current scope of operations. As operations advance, and the Company becomes operational, so too will all accounting controls, procedures as well as SOX controls required by both US GAAP and SEC regulations for publicly traded organizations.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our last fiscal quarter as covered by this report on September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

September 30, 2021

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

Dated: November 15, 2021
	By:	/s/ Jirodhan Dominic Persad
Jirodhan Dominic Persad, Chief Executive Officer and President

Dated: November 15, 2021:	By:	/s/ Gary Shirshac
Gary Shirshac, Chief Financial Officer and Secretary

