Form 10-K
period 2021-12-31
Newpoint Financial Corp
filed 2022-04-15
CIK 1445831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to________________________.

Commission File Number 000-54953

NEWPOINT FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	47-2653358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

433 North Camden Drive, Suite 725

Beverly Hills, CA 90210

(Address of principal executive offices)

(860) 574-9190

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2021, was $0.

As of March 31, 2022, the Registrant had 19,153,923 shares of common stock, par value $0.001 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE – None.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. The statements regarding Newpoint Financial Corp. contained in this Report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

Important factors known to us that could cause such material differences include: uncertainties associated with the following:

●	Inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

●	Our failure to earn revenues or profits;

●	Risks associated with potential acquisitions, including increased operating expenses and cash requirements; assimilation of operations, intellectual property and products of an acquired company, and

●	Lack of an active trading market for our common stock;

We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

PART I

Item 1. Business.

Our Business

Newpoint Financial Corp., a Delaware corporation (the “Company,” “we,” “us,” or “our”) is a holding company that strategically invests primarily in regulated entities such as banks and insurance companies. These investments may be result in us acquiring a controlling or non-controlling interests of these entities. To date, we have entered into three such transactions (one of which has closed): in December 2021 we acquired a 10% interest in Novea, Inc., a financial and insurance services software company; we have also entered into an agreement for the acquisition of an interest in American Millennium Insurance Co., a New Jersey based insurance company (see Item 9b) through purchase of shares of its parent holding companies. Closing is subject to receipt of regulatory approvals and other customary closing conditions.

Since our current investments (one of which has closed) constitute (or will constitute) a minority interest in these companies, we anticipate that our income will be dependent on the ability of these companies to generate revenue and payment of dividends.

History

The Company was initially incorporated in the State of Delaware on November 16, 2005 under the name Blue Ribbon Pyrocool, Inc. (“Blue Ribbon”). Blue Ribbon changed its name to Classic Rules Judo Championships, Inc. on July 15, 2008 and subsequently to Judo Capital Corp on February 15, 2017.

On June 2, 2014, the Company ceased its principal activities of hosting and sponsoring judo tournaments and dissolved Classic Rules World Judo Championships, Inc. The Company had planned to operate in real estate investment market focused in the New York City metropolitan area. On February 28, 2018, the Company ceased its plans to operate in the real estate investment market. In February 2021 new officers and directors were elected and the name of the Company was changed to Newpoint Financial Corp.

Employees

As of the date of this report, we have no full-time/W-2 employees. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to hire any full-time employees until necessary for the operation of the Company. The need for employees and their availability will be addressed in connection with the scope and requirements of the operations of the Company.

Item 1A. Risk Factors.

As a smaller reporting company, the Company is not required to provide the information under this item.

Item 1B. Unresolved Staff Comments.

As a smaller reporting company, the Company is not required to include the disclosure under this item.

Item 2. Properties.

Our principal place of business is located at 433 North Camden Drive, Suite 725, Beverly Hills, CA 90210. The space is leased by NMS Consulting, Inc., our contracted management consulting firm whereby they provide us with general office support. At this time we do not pay any rent and we believe that our existing facilities and equipment are adequate.

Item 3. Legal Proceedings

The former Chief Financial Officer, Gary Shirshac, filed a lawsuit in the Superior Court Judicial District of Hartford on February 14, 2022. He named Newpoint Financial Corp. (now known as NPFC SPV I), a privately held Wyoming corporation (“Newpoint Wyoming”) licensed to do business in Connecticut (an entity affiliated with the Company) and alleged a violation of the Connecticut Wage Act.

Mr. Shirshac was also the Chief Financial Officer of the WY Company. He was terminated from Newpoint Wyoming and the Company on December 31, 2021. He did not name the Company in the suit nor allege that the Company employed him.

Mr. Shirshac denies being informed he was terminated from Newpoint Wyoming until January 31, 2022 and is therefore seeking payment of approximately $20,000 as compensation.

Except as set forth above, we are not party to, and our property is not the subject of, any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is eligible for quotation on the Pink tier of the OTC Markets Group under the symbol “NPFC.” However, there is no reported trading in the Company’s common stock. As of March 31, 2022, there were approximately 860 holders of record of our common stock.

Equity Compensation Plan Information

We did not have any equity compensation plans as of December 31, 2021.

Dividend Policy

We have not paid any cash dividends since our incorporation and do not anticipate paying any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

None.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our financial statements and the related notes included in this report. This discussion contains forward-looking statements. Please see “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain of the Company’s accounting policies that we believe are the most important to the portrayal of the Company’s financial condition and results of operations and that require management’s subjective judgments are described below to facilitate a better understanding of our business activities. Management bases its judgments on its experience and assumptions which it believes are reasonable and applicable under the circumstances.

We expect that uncertainty and volatility in financial markets relating to the COVID-19 pandemic will continue to impact the company. The scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic are changing rapidly and are difficult to anticipate.

We are subject to economic factors such as interest rates, inflation, foreign exchange rates, adverse reserve developments, regulation, tax policy changes, political risks and other market risks that can impact our strategy, operations, and results.

Revenue Recognition

The Company has not yet generated revenues from its planned activities.

Results of Operations

Comparison of Results of Operations for the fiscal years ended December 31, 2021 and 2020

Revenues. The Company had no revenue during the years ended December 31, 2021 or December 31, 2020.

General and Administrative Expenses. The Company incurred general and administrative expenses of $27,926 and $1,246 during the years ended December 31, 2021 and December 31, 2020, respectively. The increase is related to filings fees associated with the SEC for annual and quarterly reports.

Professional Fees. The Company incurred professional fees of $59,252 and $14,012 during the years ended December 31, 2021 and 2020, respectively. The increase is related to accounting, auditor fees and consultancy fees associated with filings with the SEC for annual and quarterly reports.

Operating loss. As a result of the Company’s general and administrative expenses and professional fees, the Company incurred an operating loss of $87,178 and $15,258 for the years ended December 31, 2021 and December 31, 2020, respectively.

Other Income (Expense). The Company incurred interest expense of $3,000 during the years ended December 31, 2020. The Company recognized a gain on debt forgiveness of $7,805 during the year ended December 31, 2020.

Net Loss. As a result of the foregoing, the Company incurred a net loss of $87,178 and $10,453 during the years ended December 31, 2021 and December 31, 2020, respectively.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $5,843 with current assets totaling $5,843 and current liabilities totaling $99,751 creating a working capital deficit of $97,908. Current liabilities consisted of accounts payable and accrued liabilities totaling $31,730, related party payable of $68,021, related party interest payable of $0 and a related party loan payable of $50,163,500.

As of December 31, 2020, we had cash of $0, with current assets totaling $0 and current liabilities totaling $93,765 creating a working capital deficit of $93,765. Current liabilities consisted of accounts payable and accrued liabilities totaling $6,730, related party payable of $29,829, related party interest payable of $11,156 and a related party loan payable of $46,050.

Cash Flows

Net cash provided by (used) in operating activities were $5,843 and $(78) during the years ended December 31, 2021 and December 31, 2020, respectively.

Net cash provided by investing activities were $0 and $0 during the years ended December 31, 2021 and December 31, 2020, respectively.

Net cash provided by financing activities were $0 and $0 during the years ended December 31, 2021 and December 31, 2020, respectively.

The Company to date has been financially supported by related party entities which are also owned by the principal shareholders of the Company. The Company will continue to be financially supported by related party entities until such time as the company generates sufficient cashflow to support its expense requirements or completes an external capital raising.

Off-Balance Sheet Arrangements

During the year, the company entered into a revolving credit commitment with Novea, Inc. The initial borrowing of the revolving credit loans under the revolving credit commitments may be an amount up to $500,000. Subject to agreed terms, the total obligation of the Company to make revolving credit loan in an aggregate principal amount shall not exceed $5,000,000. The loan shall bear interest on the outstanding principal amount thereof from the applicable borrowing date at a rate equal to LIBOR plus 5.25%.

The Company entered into a Revolving Credit Facility Agreement (the “RCFA”) with Newpoint Reinsurance Company Limited, an entity owned by the Company’s principal shareholders. The RCFA provides for available borrowings up to $1,000,000 for a term of three years and an option to roll the facility. As of December 31, 2021 the Company has additional available borrowings of $836,500 after it was provided $163,500 as a related party transaction for the credit commitment agreement with Novea.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to the Financial Statements, the notes thereto, and the Report of Independent Public Accountants thereon commencing at page F-1 of this Report, which Financial Statements, notes and report are incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Newpoint Financial Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Newpoint Financial Corp. (the Company) as of December 31, 2021, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company has no revenues, has incurred net losses during the current and preceding years, and has an accumulated deficit of $532,090 as of December 31, 2021. The ability of the Company to continue as a going concern is dependent on raising capital and ultimately achieving profitable operations. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the board of directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s available capital and the risk of bias in management’s judgments and assumptions in their determination.

Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following:

●	We performed testing procedures such as analytical procedures to identify conditions and events that indicated there was substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.
●	We reviewed and evaluated management’s plans for dealing with the adverse effects of these conditions and events.
●	We inquired of Company management and reviewed Company records to assess whether there are additional factors that contribute to the uncertainties disclosed.
●	We assessed whether the Company’s determination that there is substantial doubt about its ability to continue as a going concern was adequately disclosed.

/s/ Mahoney Sabol & Company, LLP

We have served as the Company’s auditors since 2021

Glastonbury, Connecticut

April 15, 2022

PCAOB ID: 264

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Newpoint Financial Corp. (formerly Judo Capital Corp.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Newpoint Financial Corp. (formerly Judo Capital Corp.) (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Boyle CPA, LLC

We served as the Company’s auditor from 2019 to 2021

Bayville, NJ

March 31, 2021

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

NEWPOINT FINANCIAL CORP.

BALANCE SHEET

DECEMBER 31, 2021 AND 2020

	Note	2021	2020
ASSETS
Current Assets:
Cash		$5,843	$-
Total Current Assets		5,843	-

Other Assets:
Investments	4	50,000,000	-
Credit Facility	5	163,500	-
Total Other Assets		50,163,500
			-
TOTAL ASSETS		$50,169,343	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable		$31,730	$6,730
Accounts Payable - Related Parties		68,021	29,829
Interest Payable - Related Party		-	11,156
Loan Payable - Related Parties		-	46,050
Total Current Liabilities		99,751	93,765

Non-Current Liabilities:
Loan Payable - Related Parties	4 & 5	50,163,500	-

Total Liabilities		$50,263,251	$93,765

Stockholders’ Deficit
Preferred Stock, par value $0.001, 50,000,000 shares Authorized, 0 Issued or Outstanding at December 31, 2021 and December 31, 2020		-	-
Common Stock, par value $0.001, 100,000,000 shares Authorized, 19,153,923 shares Issued and Outstanding at December 31, 2021 and 216,185 shares Issued at December 31, 2020		19,154	216
Additional Paid-In Capital		419,028	350,931
Accumulated Deficit	6	(532,090)	(444,912)

Total Stockholders’ Deficit		(93,908)	(93,765)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$50,169,343	$-

The accompanying notes are an integral part of these audited financial statements

NEWPOINT FINANCIAL CORP.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020

Revenues:	-	-

Expenses:
General and administrative expense	$27,926	$1,246
Professional fees	59,252	14,012
Total Operating Expenses	87,178	15,258

Operating (Loss)	(87,178)	(15,258)

Other Income (Expense):
Gain on Debt Extinguishment	-	7,805
Interest expense	-	(3,000)

Total Other Income (Expense)	-	4,805

Net Loss	$(87,178)	$(10,453)

Basic & Diluted (Loss) per Common Share	$(0.01)	$(0.05)

Weighted Average Common Shares Outstanding	18,168,123	216,185

The accompanying notes are an integral part of these audited financial statements

NEWPOINT FINANCIAL CORP.

STATEMENT OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2021 AND 2020

	Preferred Stock		Common Stock		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit

Balance as of January 1, 2020	-	$-	216,185	$216	$350,931	$(434,459)	$(83,312)

Net Loss for the Year Ended December 31, 2020	-	-	-	-	-	(10,453)	(10,453)

Balance as of December 31, 2020	-	-	216,185	216	350,931	(444,912)	(93,765)

Issue of Common Shares	-	-	18,937,738	18,938	68,097	-	87,035

Net Loss for the Year Ended December 31, 2021	-	-	-	-	-	(87,178)	(87,178)

Balance as of December 31, 2021	-	$-	19,153,923	$19,154	$419,028	$(532,090)	$(93,908)

The accompanying notes are an integral part of these audited financial statements

NEWPOINT FINANCIAL CORP.

STATEMENT OF CASH FLOWS

	For the Years Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(87,178)	$(10,453)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on Debt Extinguishment	-	7,805
Changes In:
Accounts Payable	25,000	(10,501)
Accounts Payable - Related Party	68,021	10,071
Interest Payable - Related Party	-	3,000
Net Cash Provided by (Used in) Operating Activities	5,843	(78)

Net Increase (Decrease) in Cash	5,843	(78)
Cash at Beginning of Year	-	78

Cash at End of Year	$5,843	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Investment in Novea, Inc. financed with related party debt	$50,000,000	$-
Credit Commitment funded with related party debt	$163,500	$-
Common stock issued to settle related party payables	$87,035	$-
Reverse Stock Split 500-1 stated retroactively as of January 1, 2020

The accompanying notes are an integral part of these audited financial statements

Newpoint Financial Corp.

Notes to Financial Statements

December 31, 2021 and December 31, 2020

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Newpoint Financial Corp. (“Newpoint”) was incorporated in the State of Delaware on November 16, 2005 under the name Blue Ribbon Pyrocool, Inc. (“Blue Ribbon”). Blue Ribbon changed its name to Classic Rules Judo Championships, Inc. on July 15, 2008 then to Judo Capital Corp on February 15, 2017. the Company formed a subsidiary in the State of Connecticut on August 13, 2008 named Classic Rules World Judo Championships, Inc. to develop an annual judo championship tournament. Collectively the entities are referred to as “the Company”. On June 2, 2014, the Company ceased its principal activities of hosting and sponsoring judo tournaments. The Company had planned to operate in real estate investment activities focused in the New York City metropolitan area. On February 28, 2018, the Company ceased its plans to operate in the real estate investment market. In November 2020, the Company had a 500-1 reverse stock split with FINRA and in February 2021 there was a Change of Control. All share and per share information has been retroactively adjusted to reflect the reverse stock split. On February 9, 2021, new officers and directors were elected and the name of the Company was changed to Newpoint Financial Corp.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenues, has incurred net losses of $87,178 and $10,453 during the years ended December 31, 2021 and December 31, 2020. The Company has an accumulated deficit of $532,090 and $444,912 as of December 31, 2021 and December 31, 2020, and has experienced negative cash flows from operations. These circumstances raise some doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company to date has been financially supported by related party entities which are also owned by the principal shareholders of the Company. The Company will continue to be financially supported by related party entities until such time as the company generates sufficient cashflow to support its expense requirements or completes an external capital raising.

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

Cash and Cash Equivalents

Cash and cash equivalents includes highly liquid instruments with original maturities of three months or less.

Investments

Short-term investments, Fixed maturities and equity securities

Short-term investments comprise investments with a maturity greater than three months up to one year from the date of purchase. Short-term investments are carried at fair value, with realized and unrealized gains and losses included in net earnings are reported as net realized and unrealized gains and losses, respectively.

Newpoint Financial Corp.

Notes to Financial Statements

December 31, 2021 and December 31, 2020

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investments in debt securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings. Debt securities held as investments that the Company classifies as held-to-maturity securities are recorded at amortized cost, net of a valuation allowance for credit losses. Investments in debt securities not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

Investments in Equity securities are reported at fair value with realized and unrealized gains and losses included in net earnings are reported as net realized and unrealized gains and losses, respectively. If there are no readily determinable fair values, investments in equity securities are measured at cost less impairment.

Valuation allowance for fixed income securities

Management evaluates impairment losses for all HTM securities each quarter. The HTM securities are evaluated for potential impairment on investments not measured at fair value through net earnings. Our allowance for impairment is derived based on various data sources, multiple key inputs and forecast scenarios. These include default rates specific to the individual security, vintage of the security, geography of the issuer of the security, industry analyst reports, credit ratings and consensus economic forecasts. Securities that meet any one of the criteria included above will be subject to a discounted cash flow analysis by comparing the present value of expected future cash flows with the amortized cost basis. Projected cash flows are driven primarily by assumptions regarding probability of default and the timing and amount of recoveries associated with defaults.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2021 and December 31, 2020, the Company has determined it does not have any uncertain tax positions.

Segment Reporting

The Company’s business currently operates in one segment.

Net Loss per Share

The computation of basic net loss per common share is based on the weighted average number of shares that were outstanding during the year. The computation of diluted net loss per common share is based on the weighted average number of shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. See Note 7 – Stockholders’ Deficit.

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this Update provide optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The guidance only applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. We adopted the amendments as of the December 31, 2021. There have not been any such contracts modified as of December 31, 2021. As contracts are modified through December 2022, we will assess the impact based on this guidance. Management does not expect there will be a material impact to the Company’s financial statements.

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

NOTE 4 – INVESTMENTS

On December 10, 2021, the Company entered into a stock purchase agreement with Novea Inc., a Wyoming corporation (“Novea”), whereby we acquired five hundred thousand (500,000) units (“Units”), each Unit having a stated value of $100 and consisting of (i) one share of Series B Convertible Redeemable Preferred Stock (“Novea Preferred Stock”) and (ii) 2.503474 shares of common stock of Novea (“Novea Common Stock”). We also acquired a warrant exercisable for ten years for additional shares of common stock of up to $50,000,000, subject to adjustment as set forth therein. In aggregate, we acquired (i) 500,000 shares of Novea Preferred Stock, (ii) 1,251,737 shares of Novea Common Stock, representing ten percent (10%) of Novea’s common stock, and (iii) one warrant to purchase up to $50,000,000 of Novea Common Stock. Novea is a financial and insurance services software company.

As consideration for such purchase, Newpoint Financial Corp (a Wyoming corporation), now known as NPFC SPV 1, Inc., an entity that was owned by the current controlling shareholders of the Company, issued to Novea ten (10) secured $5,000,000 notes (each a “Collateral Note”), totaling $50,000,000. The Collateral Notes are due on demand and we have the right to prepay the Collateral Notes at any time on NPFC SPV 1, Inc’s behalf.

(i) As of December 31, 2021, investments in debt securities include mandatorily redeemable preferred stock which is classified as held to maturity, with a term of 10 years. The amortized cost was $50,000,000 as of December 31, 2021.

(ii) and (iii) -The Novea Common Stock and warrants purchased are considered to have a de minimis value as of December 31, 2021. Novea issued 1,251,737 shares of Novea Common Stock, representing ten percent (10%) of Novea’s common stock outstanding. The shares issued had no par value. Novea is a private company and does not have a readily determinable fair value.

NOTE 5 – CREDIT COMMITMENT

The Company (Lender) entered into a five (5) year revolving credit facility agreement with Novea (Borrower) dated as of December 10, 2021 (“Credit Facility”). The Credit Facility provides for a revolving credit with a commitment equal to the lesser of: (i) $5,000,000; or (ii) on any amount greater than $500,000, the lender shall only disburse any such excess up to the amount of 50% of the qualified receivables outstanding of the Borrower, bearing interest at LIBOR plus 5.25%. As of December 31, 2021, $4,836,500 of additional borrowings were available to Novea subject to the borrowing criteria.

NOTE 6 – RELATED PARTY TRANSACTIONS AND NOTE PAYABLE

	2021	2020
Due to Related Parties
Newpoint Financial Corp (Wyoming) (1)	$50,000,000	$-
Newpoint Reinsurance Limited (2)	163,500	-
Newpoint Capital Limited (3)	68,021	-
Other related parties(4)	-	87,035
Total	$50,231,521	$87,035

(1)	Newpoint Financial Corp (a Wyoming corporation), now known as NPFC SPV 1, Inc. entered into an agreement dated December 13, 2021 with the Company as part of the transaction to provide the collateral notes to Novea. In December 2021 the Company entered into a Loan Facility Agreement (the “LFA”) with NPFC SPV I, an entity owned by the Company’s principal stockholders, in connection with the Stock Purchase Agreement between the Company and Novea (see Note 4). The LFA provides total principal of $50,000,000 and is due in December 2031. If the Company is in default, as defined, at any time during the term of the LFA, then the lender can demand repayment within 30 days. The LFA calls for interest at a fixed rate of 1% per annum. Interest can be deferred for up to two years upon the Company’s request.

(2)	Newpoint Reinsurance Limited registered under the provisions of the Nevis business Corporation 1984 Ordinance, as amended. In December 2021 the Company entered into a Revolving Credit Facility Agreement (the “RCFA”) with Newpoint Reinsurance Company Limited, an entity owned by the Company’s principal shareholders. The RCFA provides for available borrowings up to $1,000,000 for a term of three years and an option to roll the facility. As of December 31, 2021 the Company has additional available borrowings of $836,500 after it was provided $163,500 as a related party transaction for the credit commitment agreement with Novea.
(3)	Newpoint Capital Limited, a company registered in the United Kingdom provided $72,021 of related party transactions to the Company for the payment of accounting, auditor fees and consultancy fees associated with filings with the SEC for annual and quarterly reports.
(4)

There was a total of $87,035 due as a related party payable as of December 31, 2020. This consisted of a related party loan of $30,000 and accrued interest of $11,156 as well as a non-interest payable totaling $45,879.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. There were no preferred shares issued or outstanding as of December 31, 2021 or December 31, 2020.

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value of $0.001 per share. At December 31, 2021 there were 19,153,923 shares of common stock issued and outstanding and at December 31, 2020 there were 216,185 shares of common stock issued and outstanding. In November 2020, the Company had a 500-1 reverse stock split with FINRA and in February 2021 there was a Change of Control. All share and per share information has been retroactively adjusted to reflect the reverse stock split. During the year, the Company issued 18,937,738 shares to settle related party liabilities.

NOTE 8 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets, at federal rate of 21% and state rate of 7%, at December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Net operating loss carry forward	$148,985	$124,575
Valuation allowance	(148,985)	(124,575)
Net deferred tax asset	$-	$-

The Company’s net operating loss carry forwards was $532,090 and $444,912 as of December 31, 2021, and 2020. Accordingly, there is no current tax expense for the year ended December 31, 2021, and December 31, 2020.

The net increase in the valuation allowance for deferred tax assets was $24,410 for the year ended December 31, 2021. The Company evaluates its valuation allowance on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the year ended December 31, 2021, and December 31, 2020.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 28% for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
Income tax benefit at statutory rate	$24,410	$2,927
Change in valuation allowance	(24,410)	(2,927)
	$-	$-

The fiscal years 2018 through 2021 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

We did not provide any current or deferred U.S. federal income tax provision or benefit for the year ended December 31, 2021 or December 31, 2020 due to the operating losses experienced during the years ended December 31, 2021 and December 31, 2020. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

NOTE 9 – SUBSEQUENT EVENTS

In August 2021, the Company entered into an agreement with Citadel Risk Holdings, Inc., (“CRHI”) which owns all the shares of American Millennium Insurance Co., (“AMIC”) a New Jersey based insurance company. We agreed to purchase 37.5% of AMIC over the course of 10 years. Closing is expected to occur in 2022 subject to receipt of regulatory approval and other customary closing conditions.

In November 2021, we also entered into a stock purchase agreement with Citadel Reinsurance Co Ltd, a Bermuda company to purchase 9.9% of its shares in CHRI for a purchase price of $2,650,000. Closing of the acquisition is also subject to receipt of regulatory approval and other customary closing conditions.

We are in the process of submitting the forms necessary for regulatory approval to the New Jersey Department of Banking and Insurance that encompasses the acquisition of purchase of 37.5 % shares in AMIC from CHRI and 9.9% shares of CHRI from Citadel Reinsurance Co. Upon approval, we expect the transactions to be completed sometime in 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On July 22, 2021, Boyle CPA, LLC (“Boyle”) was dismissed as the Company’s independent auditor. The decision to dismiss Boyle was approved by the Company board of directors.

The reports of Boyle on the Company’s financial statements for the years ended December 31, 2020 and December 31, 2019 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that, the reports included an explanatory paragraph with respect to the uncertainty as to the Company’s ability to continue as a going concern.

During the years ended December 31, 2020 and December 31, 2019, and in the subsequent interim period through July 22, 2021 the Company did not have any disagreements with Boyle on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Boyle’s satisfaction, would have caused Boyle to make reference thereto in its report on the Company’s financial statements for such periods.

During the years ended December 31, 2020 and December 31, 2019, and in the subsequent interim period through July 22, 2021, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Boyle with a copy of this disclosure set forth under this Item 9 and requested that Boyle furnish a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of the letter from Boyle is attached hereto as Exhibit 16.1.

On July 22, 2021, the Company engaged MahoneySabol CPAs and Advisors (“MahoneySabol”) as the Company’s independent registered public accounting firm.

During the years ended December 31, 2020 and December 31, 2019, and in the subsequent interim period through July 22, 2021, the Company did not consult with MahoneySabol with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that would have been rendered on the Company’s financial statements, or any other matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

The decision to engage MahoneySabol was approved by the Company’s board of directors.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission, or the SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to its chief executive officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer has concluded that the Company’s disclosure controls and procedures were not effective as of such date.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and l5d-15(f) under the Exchange Act. A company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Management, including the Chief Executive Officer, does not expect that the Company’s disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Framework. Based on that evaluation, management has concluded that, as of December 31, 2021, the Company had material weaknesses in its internal control over financial reporting.

Specifically management identified the following material weaknesses at December 31, 2021:

● As of December 31, 2021, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

● As of December 31, 2021, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

● As of December 31, 2021, there were no independent directors and no independent audit committee.

As a result of the material weakness described above, management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting, involving the preparation and reporting of our financial statements presented in conformity with GAAP, were not effective.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information. Transition from a “Shell Company” to Actively Doing Business

On December 10, 2021, the Company entered into a stock purchase agreement with Novea Inc., a Wyoming corporation (“Novea”), whereby we acquired five hundred thousand (500,000) units (“Units”), each Unit having a stated value of $100 and consisting of (i) one share of Series B Convertible Redeemable Preferred Stock (“Novea Preferred Stock”) and (ii) 2.503474 shares of common stock of Novea (“Novea Common Stock”). We also acquired a warrant exercisable for ten years for additional shares of common stock of up to $50,000,000, subject to adjustment as set forth therein. In aggregate, we acquired (i) 500,000 shares of Novea Preferred Stock, (ii) 1,251,737 shares of Novea Common Stock, representing ten percent (10%) of Novea’s common stock, and (iii) one warrant to purchase up to $50,000,000 of Novea Common Stock. Novea is a financial and insurance services software company.

As consideration for such purchase, Newpoint Financial Corp (a Wyoming corporation), now known as NPFC SPV 1, Inc., an affiliated entity issued to Novea ten (10) secured $5,000,000 notes (each a “Collateral Note”), totaling $50,000,000. The Collateral Notes are due on demand and we have the right to prepay the Collateral Notes at any time on NPFC SPV 1, Inc’s behalf.

We also entered into a five (5) year revolving credit facility agreement with Novea, dated as of December 10, 2021 (“Credit Facility”). The Credit Facility provides for a revolving credit with a commitment of $5,000,000, bearing interest at LIBOR plus 5.25%. As of April 12, 2022, we have disbursed $330,800 under the credit facility.

Prior to the acquisition of an interest in Novea, which closed on December 16, 2021 we were a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act). As a result of the acquisition, we have ceased to be a shell company. The information contained in this filing includes “Form 10 information”, in accordance with Item 2.01 of SEC Form 8-K.

On August 20, 2021, we entered into a Class A Common Stock Purchase Agreement with Citadel Risk Holdings, Inc. (“CRHI”). Under the purchase agreement, we agreed to purchase from CRHI 45,000 shares of Class A Common Stock of CRHI, over a ten year period, for a total purchase price of $10 million to be paid over a ten year period. The initial payment of $1 million has been made during 2022, however the transaction closing is contingent upon New Jersey Department of Banking and Insurance approval and other customary closing conditions.

On October 24, 2021, we entered into an amended and restated Class B Common Stock Purchase Agreement with CRHI. Pursuant to the purchase agreement, we agreed to purchase from CRHI 10,000,000 shares of Class B Stock of CRHI for a purchase price of $10,000,000. Such purchase price is payable in the form of a demand promissory note.

On November 16, 2021, we entered into a stock purchase agreement with Citadel Reinsurance Company, which together with its affiliates owns all of the issued and outstanding shares of common stock of CRHI. Pursuant to the stock purchase agreement, we agreed to purchase shares representing 9.9% of CRHI for a purchase price of $2,650,000. Closing of the acquisition is subject to receipt of regulatory approvals and other customary closing conditions.

Section 145 of the Delaware General Corporation Law provides that a corporation may indemnify directors and officers as well as other employees and individuals against expenses including attorneys’ fees, judgments, fines and amounts paid in settlement in connection with various actions, suits or proceedings, whether civil, criminal, administrative or investigative other than an action by or in the right of the corporation, a derivative action, if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, if they had no reasonable cause to believe their conduct was unlawful. A similar standard is applicable in the case of derivative actions, except that indemnification only extends to expenses including attorneys’ fees incurred in connection with the defense or settlement of such actions, and the statute requires court approval before there can be any indemnification where the person seeking indemnification has been found liable to the corporation. The statute provides that it is not exclusive of other indemnification that may be granted by a corporation’s certificate of incorporation, bylaws, agreement, a vote of stockholders or disinterested directors or otherwise.

The Company’s certificate of incorporation provides that it will indemnify its officers and directors to the extent permitted by the Delaware General Corporation Law.

The Delaware General Corporation Law permits a corporation to provide in its certificate of incorporation that a director of the corporation shall not be personally liable to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability for:

●	any breach of the director’s duty of loyalty to the corporation or its stockholders;
●	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law
●	payments of unlawful dividends or unlawful stock repurchases or redemptions; or
●	any transaction from which the director derived an improper personal benefit.

The Company’s Certificate of Incorporation provides that, to the fullest extent permitted by applicable law, none of our directors will be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director. Any repeal or modification of this provision will be prospective only and will not adversely affect any limitation, right or protection of a director of our company existing at the time of such repeal or modification.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table and biographical summaries set forth information, including principal occupation and business experience about our directors and executive officers:

Name	Age	Position(s)

Keith Beekmeyer	59	Chief Executive Officer, Director and Chairman

Andrew Bye	57	Chief Risk Officer and Director

Julian Jammine	41	Chief Financial Officer

Gary Shirshac	60	Director

Keith Beekmeyer has been chief executive officer of the Company since January 28, 2022 and Chairman of the Company since February 9, 2021. Since December 2021, Mr. Beekmeyer has been Chief Executive Officer and Director of NFG Sarl (Switzerland), a financial holding company, and since October 2016, Mr. Beekmeyer has been Chief Executive Officer and Director of Newpoint Capital Limited (UK), a provider of Commercial Indemnities and Guarantees. His executive experience qualifies him to serve on our board of directors.

Andrew Bye has been chief risk officer and a director of the Company since February 2021. He is a Chartered Insurance Practitioner ACII and, SIRM. A Member of the Chartered Insurance Institute and The Institute of Risk Management. Andy has over 40 years’ experience of risk management, insurance, and structured finance. He has held senior positions for a number international companies in a professional capacity.

Julian Jammine joined the company from January 2022 as chief financial officer. He is a big four qualified chartered accountant with over 14 years qualified experience working in financial services and start-up companies. He has a range of experience in the asset management and insurance industries. From 2020 to 2021 Mr. Jammine was chief financial officer of Rakq Wines Limited. From 2016 to 2019 he was head of finance for CafePod Limited.

Gary Shirshac has been a director of the Company from February 2021. He is a certified public accountant with more than 30 years’ experience in both public accounting and publicly traded entities. Working for KPMG, PWC, Deloitte and variety of organizations in private industry. Gary has experience in a variety of areas including mergers and acquisitions, US GAAP, SEC compliance, international tax and finance, venture capital and transfer pricing. He received his Bachelor of Science from Villanova University and is also a member of the Tax Executives Institute.

Corporate Governance

Board of Directors Term of Office

Directors are elected at our annual meeting of shareholders and serve for one year until the next annual meeting of shareholders or until their successors are elected and qualified.

Board Committees

We have not established any committees of the board of directors due to the small size of the Company and the board. We do not have an audit committee financial expert because we do not have the resources to retain one.

No Family Relationships

There is no family relationship between any director and executive officer or among any directors or executive officers.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the CFTC to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer. Our code of ethics is posted on our website (www.newpointfinancialcorp.com.) Any person may obtain a copy of our Code of Ethics, without charge, by mailing a request to the Company at the address appearing on the front page of this report.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and certain persons who own more than 10% of a registered class of the Company’s equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the Securities and Exchange Commission (the “SEC”). During the year ended December 31, 2021, Jirjodhan Dominic Persad, Keith Beekmeyer, Andrew Bye, Gary Shirshac, Suisse Capital Limited, and 24 L&A Limited UK failed to file Form 3s. Mr. Beekmeyer and Mr. Bye each failed to file a Form 4, resulting in each case in one transaction not being reported on a timely basis. The Company anticipates that its current executive officers and ten percent or greater stockholders will file the required forms in the near future.

Item 11. Executive Compensation.

We did pay any compensation to any executive officer in 2020 or 2021.

Employment Agreements

We are not party to any employment agreements.

Outstanding Equity Awards at 2021 Fiscal Year-End

We did not have any outstanding equity awards as of December 31, 2021.

Director Compensation

We did not pay any compensation to our directors during the year ended December 31, 2021 for services as director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of March 31, 2022, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The table lists applicable percentage ownership based on 19,153,923 shares of common stock outstanding as of March 31, 2022. In addition, under SEC rules, beneficial ownership of common stock include shares of our common stock issuable pursuant to the conversion or exercise of securities that are either immediately exercisable or convertible into common stock or exercisable or convertible into common stock within 60 days of March 31, 2022. These shares are deemed to be outstanding and beneficially owned by the person holding those securities for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. The address of each shareholder except as otherwise indicated as c/o Newpoint Financial Corp., 433 North Camden Drive, Suite 725, Beverly Hills, CA 90210.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Class

Keith Beekmeyer	10,837,500	(1)	56.6%

Andrew Bye	3,825,000	(2)	19.9%

Gary Shirshac	-		-

Julian Jammine	-		-

All Officers and Directors as Group (4 persons):	14,662,500		76.6%

Suisse Capital Limited	10,837,500		56.6%

24 L&A Limited UK	3,825,000		19.9%

(1) Represents shares held by Suisse Capital Limited. Mr. Beekmeyer is the managing director of Suisse Capital Limited.

(2) Represents shares held by 24 L&A Limited UK. Mr. Bye is the managing director of 24 L&A Limited UK.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

	2021	2020
Due to Related Parties
Newpoint Financial Corp (Wyoming) (1)	$50,000,000	$-
Newpoint Reinsurance Limited (2)	163,500	-
Newpoint Capital Limited (3)	68,021	-
Other related parties(4)		87,035
Total	$50,231,521	$87,035

(1)	Newpoint Financial Corp (a Wyoming corporation), now known as NPFC SPV 1, Inc. entered into an agreement dated December 13, 2021 with the Company as part of the transaction to provide the collateral notes to Novea. In December 2021 the Company entered into a Loan Facility Agreement (the “LFA”) with NPFC SPV I, an entity owned by the Company’s principal stockholders, in connection with the Stock Purchase Agreement between the Company and Novea (see Note 4). The LFA provides total principal of $50,000,000 and is due in December 2031. If the Company is in default, as defined, at any time during the term of the LFA, then the lender can demand repayment within 30 days. The LFA calls for interest at a fixed rate of 1% per annum. Interest can be deferred for up to two years upon the Company’s request.
(2)	Newpoint Reinsurance Limited registered under the provisions of the Nevis business Corporation 1984 Ordinance, as amended. In December 2021 the Company entered into a Revolving Credit Facility Agreement (the “RCFA”) with Newpoint Reinsurance Company Limited, an entity owned by the Company’s principal shareholders. The RCFA provides for available borrowings up to $1,000,000 for a term of three years and an option to roll the facility. As of December 31, 2021 the Company has additional available borrowings of $836,500 after it was provided $163,500 as a related party transaction for the credit commitment agreement with Novea.
(3)	Newpoint Capital Limited, a company registered in the United Kingdom provided $72,021 of related party transactions to the Company for the payment of accounting, auditor fees and consultancy fees associated with filings with the SEC for annual and quarterly reports.
(4)	There was a total of $87,035 due as a related party payable as of December 31, 2020. This consisted of a related party loan of $30,000 and accrued interest of $11,156 as well as a non-interest payable totaling $45,879.

Director Independence

We do not have any independent directors.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services rendered by MahoneySabol CPA’s and Advisors (“MahoneySabol”) or Boyle CPA LLC (“Boyle”), as applicable, during our fiscal years ended December 31, 2021 and 2020.

	December 31, 2021	December 31, 2020
Audit Fees—MahoneySabol	$30,000	$–
Audit Fees—Boyle	–	8,000
Audit-related Fees—MahoneySabol	–	–
Audit-related Fees—Boyle	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$30,000	$8,000

Audit Fees. Audit fees consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2021 and 2020 and for reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q.

Audit-related Fees. Audit-related fees represent fees for assurance and related services performed that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. MahoneySabol and Boyle did not perform any tax compliance services for us during the years ended December 31, 2021 or 2020.

All Other Fees. MahoneySabol and Boyle did not receive any other fees from us for the years ended December 31, 2021 or 2020.

The Company’s board of directors, acting as our audit committee pre-approved each engagement of our independent registered public accounting firm.

PART IV

Item 15 Exhibits.

3.1	Amended and Restated Certificate of Incorporation (filed herewith)

3.2	Bylaws (1)

4.1	Description of Registrant’s Securities (filed herewith)

10.1	Stock Purchase Agreement between the Company and Novea Inc. (filed herewith)

10.2	Common Stock Purchase Warrant issued by Novea Inc. to the Company (filed herewith)

10.3	Revolving Credit Facility Agreement between the Company and Novea Inc. and the Company (filed herewith)

10.4	Form of Note (filed herewith)

10.5	Collateral Pledge and Security Agreement between the Company and Novea Inc. (filed herewith)

10.6	Class A Common Stock Purchase Agreement between the Company and Citadel Risk Holdings, Inc. (filed herewith)

10.7	Amended and Restated Class B Stock Purchase Agreement between the Company and Citadel Risk Holdings, Inc. (filed herewith)

10.8	Clarification Agreement, dated April 8, 2022 (filed herewith)

14.1	Code of Ethics (1)

16	Letter from Boyle CPA, LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

EX-101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

EX-104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

(1) Incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 11, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWPOINT FINANCIAL CORP.

Dated: April 15, 2022	By:	/s/ Keith Beekmeyer
Keith Beekmeyer
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Keith Beekmeyer	Chief Executive Officer and Director	April 15, 2022
Keith Beekmeyer	(principal executive officer)

/s/ Andrew Bye	Director	April 15, 2022
Andrew Bye

Director
Gary Shirshac

/s/ Julian Jammine	Chief Financial Officer	April 15, 2022
Julian Jammine	(principal financial and accounting officer)

