Form 10-Q
period 2022-03-31
Newpoint Financial Corp
filed 2022-05-23
CIK 1445831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-54953

Newpoint Financial Corp.

(Exact name of registrant as specified in its charter)

Delaware	47-2653358
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

433 North Camden Drive, Suite 725

Beverly Hills, CA 90210

(Address of principal executive offices)

(860) 574-9190

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 20, 2022, there were 19,153,923 shares outstanding of the registrant’s common stock, par value $0.001.

PART I

Item 1. Financial Statements.

NEWPOINT FINANCIAL CORP.

UNAUDITED CONDENSED BALANCE SHEETS

		March 31,	December 31,
	Note	2022	2021
ASSETS:
Current Assets:
Cash		$-	$5,843
Interest Receivable		4,860	-
TOTAL CURRENT ASSETS		$4,860	$5,843

Other Assets:
Investments	4	50,000,000	50,000,000
Deposits	5	1,000,000
Credit facilities	6	330,800	163,500
Total Other Assets		51,330,800	50,163,500

TOTAL ASSETS		$51,335,660	$50,169,343

LIABILITIES & STOCKHOLDERS’ DEFICIT:

Current Liabilities:
Accounts Payable		$35,631	$31,730
Accounts Payable - Related Parties	7	235,821	68,021
Total Current Liabilities		$271,452	$99,751

Non-Current Liabilities:
Loan payable-Related Parties	7	51,330,800	50,163,500

Total Liabilities		$51,602,252	$50,263,251

Stockholders’ Deficit:
Preferred Stock, par value $0.001, 50,000,000 shares Authorized, 0 Issued or Outstanding at March 31, 2022 and December 31, 2021		-
Common Stock, par value $0.001, 100,000,000 shares Authorized, 19,153,923 shares Issued and Outstanding at March 31, 2022 and 216,185 shares Issued at December 31, 2021		19,154	19,154
Additional Paid-In Capital		419,028	419,028
Accumulated Deficit	8	(704,774)	(532,090)

Total Stockholders’ Deficit		(266,592)	(93,908)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$51,335,660	$50,169,343

The accompanying notes are an integral part of these condensed financial statements

NEWPOINT FINANCIAL CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	March 31,	March 31,
	2022	2021

Revenues	$-	$-

Expenses:
Professional fees	14,457
General and administrative expense	20,621	20,924

Total Operating Expenses	35,078	20,924

Operating Loss	$(35,078)	$(20,924)

Other Income (Expense)
Interest Income	4,860	-
Interest expense	(142,466)	-

Total Other Income (Expense)	(137,606)	-

Net Loss	$(172,684)	$(20,924)

Basic & Diluted Loss per Common Share	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding	19,153,923	15,111,035

The accompanying notes are an integral part of these condensed financial statements

NEWPOINT FINANCIAL CORP.

UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	Preferred Stock		Common Stock		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit

Balance as of December 31, 2021	-	$-	19,153,923	$19,154	$419,028	$(532,090)	$(93,908)

Net Loss for the Three Months Ended March 31, 2022	-	-	-	-	-	(172,684)	(172,684)

Balance as of March 31, 2022	-	$-	19,153,923	$19,154	$419,028	$(704,774)	$(266,592)

	Preferred Stock		Common Stock		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit

Balance as of December 31, 2020	-	$-	216,185	$216	$350,931	$(444,912)	$(93,765)

Issue of Common Shares	-	-	18,937,738	18,938	68,097	-	87,035

Net Loss for the Three Months Ended March 31, 2021	-	-	-	-	-	(20,924)	(20,924)

Balance as of March 31, 2021	-	$-	19,153,923	$19,154	$419,028	$(465,836)	$(27,654)

The accompanying notes are an integral part of these condensed financial statements

NEWPOINT FINANCIAL CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	For the Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(172,684)	$(20,924)
Expenses paid by Related Party	167,800	20,924
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes In:
Accounts Payable	3,901	-
Interest Receivable	(4,860)	-
Net Cash Provided by (Used in) Operating Activities	(5,843)	-

Net Increase (decrease) in Cash	(5,843)	-
Cash at Beginning of Period	5,843	-

Cash at End of Period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the Period for:
Interest	$-	$-
Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Deposit paid to AMIC, Inc. financed with related party debt	$1,000,000	$-
Credit Commitment funded with related party debt	$167,300	$-

The accompanying notes are an integral part of these condensed financial statements

Newpoint Financial Corp.

Notes to Financial Statements

March 31, 2022 and March 31, 2021

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated interest on the credit facility provided of $4,860 for the quarter ended 31 March 2022 and has incurred net losses of $172,684 and $20,924 during the Quarter ended March 31, 2022 and March 31, 2021. The Company has an accumulated deficit of $704,774 and $532,090 as of March 31, 2022 and December 31, 2021, and has experienced negative cash flows from operations. These circumstances raise some doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company to date has been financially supported by related party entities which are also owned by the majority shareholders of the Company. The Company will continue to be financially supported by related party entities until such time as the company generates sufficient cashflow to support its expense requirements or completes an external capital raising.

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

March 31, 2022 and 2021

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

Valuation allowance for fixed income securities

Management evaluates impairment losses for all HTM securities each quarter. The HTM securities are evaluated for potential impairment on investments not measured at fair value through net earnings. An allowance for impairment is derived based on various data sources, multiple key inputs and forecast scenarios. These include default rates specific to the individual security, vintage of the security, geography of the issuer of the security, industry analyst reports, credit ratings and consensus economic forecasts. Securities that meet any one of the criteria included above will be subject to a discounted cash flow analysis by comparing the present value of expected future cash flows with the amortized cost basis. Projected cash flows are driven primarily by assumptions regarding probability of default and the timing and amount of recoveries associated with defaults.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2022 and December 31, 2021, the Company has determined it does not have any uncertain tax positions.

Segment Reporting

The Company’s business currently operates in one segment.

Newpoint Financial Corp.

Notes to Financial Statements

March 31, 2022 and March 31, 2021

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As consideration for such purchase, Newpoint Financial Corp (a Wyoming corporation), now known as NPFC SPV 1, Inc., an entity that was owned by the current controlling shareholders, issued to Novea ten (10) secured $5,000,000 notes (each a “Collateral Note”), totaling $50,000,000. The Collateral Notes are due on demand and we have the right to prepay the Collateral Notes at any time on NPFC SPV 1, Inc’s behalf.

As of March 31, 2022 and December 31, 2021, investments in debt securities include mandatorily redeemable preferred stock which is classified as held to maturity, with a term ending in December 2031. The amortized cost was $50,000,000 as of March 31, 2022 and December 31, 2021. The Novea Common Stock and warrants purchased as part of the transaction are considered to have a de minimis value as of December 31, 2021. Novea issued 1,251,737 shares of Novea Common Stock to the Company, representing ten percent (10%) of Novea’s common stock outstanding. The shares issued had no par value. Novea is a private company and does not have a readily determinable fair value.

Newpoint Financial Corp.

Notes to Financial Statements

March 31, 2022 and March 31, 2021

NOTE 5 - DEPOSITS

In August 2021, the Company entered into an agreement with Citadel Risk Holdings, Inc., (“CRHI”) which owns all the shares of American Millennium Insurance Co., (“AMIC”) a New Jersey based insurance company. We agreed to purchase 3.75% of AMIC’s outstanding shares per year over the course of 10 years for an aggregate total 37.5% of outstanding shares at the end of the term. Closing is expected to occur in 2022 subject to receipt of regulatory approval and other customary closing conditions. As at March 31, 2022, NPFC SPV1, Inc. had made a deposit of $1,000,000 to AMIC, on behalf of the Company, as part of an agreement that remains subject to approval.

NOTE 6 – CREDIT COMMITMENT

The Company entered into a five (5) year revolving credit facility agreement with Novea dated as of December 10, 2021 (“Credit Facility”). The Credit Facility provides for a revolving credit with a commitment equal to the lesser of: (i) $5,000,000; or (ii) on any amount greater than $500,000, the lender shall only disburse any such excess up to the amount of 50% of the qualified receivables outstanding of the borrower, bearing interest at LIBOR plus 5.25%. As of March 31, 2022 and December 31, 2021 there was $4,669,200 and $4,836,500 respectively of additional borrowings were available to Novea subject to the borrowing criteria.

NOTE 7 – RELATED PARTY TRANSACTIONS AND NOTE PAYABLE

	March 31, 2022	December 31, 2021
Due to Related Parties
Newpoint Financial Corp (Wyoming) (1)	$51,142,466	$50,000,000
Newpoint Reinsurance Limited (2)	$163,500	$163,500
Newpoint Capital Limited (3)	$260,655	$68,021
Total	$51,566,621	$50,231,521

(1)	Newpoint Financial Corp (a Wyoming corporation), now known as NPFC SPV 1, Inc. entered into an agreement dated December 13, 2021 with the Company as part of the transaction to provide the collateral notes to Novea. In December 2021 the Company entered into a Loan Facility Agreement (the “LFA”) with NPFC SPV I, an entity owned by the Company’s principal stockholders, in connection with the Stock Purchase Agreement between the Company and Novea (see Note 4). The LFA provides total principal of $50,000,000 and is due in December 2031. If the Company is in default, as defined, at any time during the term of the LFA, then the lender can demand repayment within 30 days. The LFA calls for interest at a fixed rate of 1% per annum. Interest can be deferred for up to two years upon the Company’s request. As of March 31, 2022, NPFC SPV1, Inc. had made a deposit of $1,000,000 to AMIC, on behalf of the Company, as part of an agreement that remains subject to approval. The remaining portion of $142,466 relates to interest incurred on amounts outstanding.

(2)	Newpoint Reinsurance Limited registered under the provisions of the Nevis business Corporation 1984 Ordinance, as amended. In December 2021 the Company entered into a Revolving Credit Facility Agreement (the “RCFA”) with Newpoint Reinsurance Company Limited, an entity owned by the Company’s majority shareholder. The RCFA provides for available borrowings up to $1,000,000 for a term of three years and an option to roll the facility. As of March 31, 2022 and December 31, 2021 the Company has additional available borrowings of $836,500 after it was provided $163,500 as a related party transaction for the credit commitment agreement with Novea. As of March 31, 2022 no further payments have been made from Newpoint Reinsurance Limited.

(3)	Newpoint Capital Limited, a company registered in the United Kingdom has provided $260,655 of related party transactions to the Company as of March 31, 2022 for the payment of amounts requested per the credit agreement with Novea totaling $167,300 and the remaining portion for accounting, auditor fees and fees associated with filings with the SEC for annual and quarterly reports.

Newpoint Financial Corp.

Notes to Financial Statements

March 31, 2022 and March 31, 2021

NOTE 8 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. There were no preferred shares issued or outstanding as of March 31, 2022 or December 31, 2021.

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value of $0.001 per share. As at March 31, 2022 there were 19,153,923 shares of common stock issued and outstanding and at December 31, 2021 there were 19,153,923 shares of common stock issued and outstanding. During the three months ended March 31, 2021, the Company issued 18,937,738 shares to settle related party liabilities.

NOTE 9 – SUBSEQUENT EVENTS

We are in the process of seeking regulatory approval for the Company’s acquisitions of AMIC and CRHI shares. Upon approval, we expect the transactions to be completed sometime in 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report contains forward-looking statements. The statements regarding Newpoint Financial Corp. contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

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

Overview

Newpoint Financial Corp., a Delaware corporation (the “Company,” “we,” “us,” or “our”) is a holding company that strategically invests primarily in regulated entities such as banks and insurance companies. These investments may result in us acquiring a controlling or non-controlling interests of these entities. To date, we have entered into three such transactions (one of which has closed): in December 2021 we acquired a 10% interest in Novea, Inc., a financial and insurance services software company; we have also entered into an agreement for the acquisition of an interest in American Millennium Insurance Co., a New Jersey based insurance company through purchase of shares of its parent holding companies. Closing is subject to receipt of regulatory approvals and other customary closing conditions.

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

Results of Operations for the three months ended March 31, 2022 and March 31, 2021

Revenues. The Company had $4,860 of interest income during the three months ended March 31, 2022 and $0 for the three months ended March 31, 2021.

Cost of Revenues. The Company had no cost of revenues for the three months ended March 31, 2022 or 2021.

General and Administrative expenses. The Company incurred $20,621 of general and administrative expenses during the three months ended March 31, 2022, compared to $20,924 during the same period in 2021. The decline in general and administrative expenses was a result of higher costs related to personnel costs being offset by lower costs related to filing and banking fees.

Professional fees. The Company incurred $14,457 of professional fees during the three months ended March 31, 2022 compared to $0 during the same period in 2021. The increase in professional fees is the result of costs relating the financial and audit costs during the period.

Loss From Operations. The Company incurred an operating loss of $35,078 during the three months ended March 31, 2022 compared to $20,924 during the same period in 2021. The decrease in net loss is a result of lower general and administration fees incurred in the quarter.

Net Loss. The Company incurred a net loss of $172,684 during the three months ended March 31, 2022 compared to $20,924 during the same period in 2021. The increase in net loss is a result of higher interest costs incurred during the period.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents of $0 with current assets totaling $4,860 and current liabilities totaling $271,452 creating a working capital deficit of $ 266,592. Current liabilities consisted of accounts payable and accrued liabilities totaling $35,631 and related party payable of $235,821.

As of December 31, 2021, we had cash and cash equivalents of $5,843 with current assets totaling $5,843 and current liabilities totaling $99,751 creating a working capital deficit of $93,908. Current liabilities consisted of accounts payable and accrued liabilities totaling $31,730 and related party payable of $68,021.

Any liquidity needs will be met by the related entities.

Cash Flows

Net cash used in operating activities was $5,843 and $0 during the three months ended March 31, 2022 and 2021, respectively. The decrease of $5,843 was a result of a decline in cash costs during the quarter.

Net cash provided by financing activities was $0 and $0 during the three months ended March 31, 2022 and 2021, respectively.

Net cash provided by investing activities were $0 and $0 during the years ended March 31, 2022 and 2021, respectively.

The Company to date has been financially supported by related party entities which are also owned by the principal shareholders of the Company. The Company will continue to be financially supported by related party entities until such time as the company generates sufficient cash flow to support its expense requirements or completes an external capital raising.

Off-Balance Sheet Arrangements

During 2021, the Company entered into a revolving credit commitment with Novea, Inc. The initial borrowing of the revolving credit loans under the revolving credit commitments may be an amount up to $500,000. Subject to agreed terms, the total obligation of the Company to make revolving credit loan in an aggregate principal amount shall not exceed $5,000,000. The loan shall bear interest on the outstanding principal amount thereof from the applicable borrowing date at a rate equal to LIBOR plus 5.25%.

The Company entered into a Revolving Credit Facility Agreement (the “RCFA”) with Newpoint Reinsurance Company Limited, an entity owned by the Company’s principal shareholders. The RCFA provides for available borrowings up to $1,000,000 for a term of three years and an option to roll the facility. As of March 31, 2022, the Company has additional available borrowings of $836,500 after it was provided $163,500 as a related party transaction for the credit commitment agreement with Novea.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of such date due to the material weaknesses identified in the Company’s annual report on Form 10-K for the year ending December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to, and our property is not the subject of, any material legal proceedings.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

No disclosure required.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, of this Quarterly Report on Form 10-Q.*
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWPOINT FINANCIAL CORP.

Dated:	May 20, 2022	By:	/s/ Keith Beekmeyer
Keith Beekmeyer
Chief Executive Officer
(principal executive officer)

		By:	/s/ Julian Jammine
Julian Jammine
Chief Financial Officer
(principal financial and accounting officer)

