Form 10-Q
period 2022-06-30
Newpoint Financial Corp
filed 2022-08-15
CIK 1445831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

Commission File Number: 000-54953

NEWPOINT FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	47-2653358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

433 North Camden Drive, Suite 275
Beverly Hills	CA 90210
(Address of principal executive offices)	(Zip Code)

Phone number: (860) 574-9190

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” , “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,153,923 shares of common stock as of June 30, 2022.

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

Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in our 2021 Annual Report on Form 10-K and other filings with the SEC.

3

PART I

ITEM 1 FINANCIAL STATEMENTS

NEWPOINT FINANCIAL CORP.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

NEWPOINT FINANCIAL CORP.

UNAUDITED CONDENSED BALANCE SHEETS

		June 30,	December 31,
	Note	2022	2021
ASSETS
Current Assets:
Cash		$39,543	$5,843
Interest Receivable		7,125	-
Total Current Assets		46,668	5,843

Other Assets
Investment	4	50,000,000	50,000,000
Deposits	5	1,000,000	-
Credit Facility	6	330,800	163,500
Total Other Assets		51,330,800	50,163,500
TOTAL ASSETS		$51,377,468	$50,169,343

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	7	$6,730	$31,730
Other Current Liabilities		40,000	-
Accounts Payable - Related Party		522,874	68,021
Total Current Liabilities		569,604	99,751

Non-Current Liabilities:
Loan Payable - Related Party	7	51,330,800	50,163,500
Total Liabilities		51,900,404	50,263,251

Stockholders’ Deficit
Preferred Stock, par value $0.001, 50,000,000 shares Authorized,0 Issued or Outstanding at June 30, 2022 and December 31, 2021		-	-
Common Stock, par value $0.001, 100,000,000 shares Authorized,19,153,923 shares Issued and Outstanding at June 30, 2022 and December 31,2021		19,154	19,154
Additional Paid-In Capital		419,028	419,028
Accumulated Deficit	8	(961,118)	(532,090)

Total Stockholders’ Deficit		(522,936)	(93,908)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$51,377,468	$50,169,343

The accompanying notes are an integral part of these unaudited financial statements

NEWPOINT FINANCIAL CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS COMPREHENSIVE INCOME

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:	$-	$-	$-	$-

Expenses:
General and administrative expense	63,389	-	84,010	20,924
Professional fees	91,994	38,622	106,450	38,622
Total Operating Expenses	155,382	38,622	190,460	59,546

Operating Loss	(155,382)	(38,622)	(190,460)	(59,546)

Interest income	7,125	-	11,985	-
Interest expense	(108,087)	-	(250,553)	-

Total Other Income (Expense)	(100,962)	-	(238,568)	-

Net Loss	$(256,344)	$(38,622)	$(429,028)	$(59,546)

Basic & Diluted Loss per Common Share	$(0.0134)	$(0.0020)	$(0.0224)	$(0.0035)

Weighted Average Common Shares Outstanding	19,153,923	19,153,923	19,153,923	17,165,984

The accompanying notes are an integral part of these unaudited financial statements

NEWPOINT FINANCIAL CORP.

UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Six Months Ended June 30, 2022 and 2021

	For the Six Months Ended June 30, 2022
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency
Balance as of December 31, 2021	-	$-	$19,153,923	$19,154	$419,028	$(532,090)	$(93,908)
Net Loss for the Quarter Ended March 31, 2022	-	-	-	-	-	(172,684)	(172,684)
Balance as of March 31, 2022	-	-	19,153,923	19,154	419,028	(704,774)	(266,592)
Net Loss for the Quarter Ended June 30, 2022	-	-	-	-	-	(256,344)	(256,344)
Balance as of June 30, 2022	-	$-	$19,153,923	$19,154	$419,028	$(961,118)	$(522,936)

	For the Six Months Ended June 30, 2021
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency
Balance as of December 31, 2020	-	$-	216,185	$216	$350,931	$(444,912)	$(93,765)
Impacts of stock sale			18,937,738	18,938	68,097	-	87,035
Net Loss for the Quarter Ended March 31, 2021	-	-	-	-	-	(20,924)	(20,924)
Balance as of March 31, 2021	-	-	19,153,923	19,154	419,028	(465,836)	(27,654)
Net Loss for the Quarter Ended June 30, 2021	-	-	-	-	-	(38,622)	(38,622)
Balance as of June 30, 2021	-	$-	19,153,923	$19,154	$419,028	$(504,458)	$(66,276)

The accompanying notes are an integral part of these unaudited financial statements

NEWPOINT FINANCIAL CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the six months ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(429,028)	$(59,546)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes In:
Accounts Receivable	(7,125)	-
Accounts Payable	(25,000)	-
Accounts Payable - Related Party	454,853	59,546
Other Current Liabilities	40,000	-
Net Cash Provided by Operating Activities	33,700	-

Net Increase in Cash	33,700	-
Cash at Beginning of Period	5,843	-

Cash at End of Period	$39,543	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deposit paid to AMIC, Inc financed with related party debt	$1,000,000	$-
Credit Commitment funded with related party debt	$167,300	$-
Common stock issued to settle related party payables	$-	$87,035

The accompanying notes are an integral part of these unaudited financial statements

Newpoint Financial Corp.

Notes to Financial Statements

June 30, 2022 and June 30, 2021

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements as of the six months ended June 30, 2022 and June 30, 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. They should be read in conjunction with the Company’s annual report on Form 10- K for the year ended December 31, 2021. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of June 30, 2022 and the results of operations for the six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.

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

Valuation allowance for fixed income securities

Management evaluates impairment losses for all HTM securities each quarter. The HTM securities are evaluated for potential credit loss on investments not measured at fair value through net earnings. Our allowance for credit losses is derived based on various data sources, multiple key inputs and forecast scenarios. These include default rates specific to the individual security, vintage of the security, geography of the issuer of the security, industry analyst reports, credit ratings and consensus economic forecasts. Securities that meet any one of the criteria included above will be subject to a discounted cash flow analysis by comparing the present value of expected future cash flows with the amortized cost basis. Projected cash flows are driven primarily by assumptions regarding probability of default and the timing and amount of recoveries associated with defaults.

Newpoint Financial Corp.

Notes to Financial Statements

June 30, 2022

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2022 and December 31, 2021 the Company has not recorded any unrecognized tax benefits.

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

June 30, 2022

(Unaudited)

Related Parties (Continued)

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenues, has incurred net losses of $429,028 and $59,546 during the six months ended June 30, 2022 and June 30, 2021. The Company has an accumulated deficit of $961,118 and $532,090 as of June 30, 2022 and December 31, 2021, respectively, and has not received any significant cash flows from operations. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company to date has been financially supported by related party entities which are also owned by the majority shareholders of the Company. The Company will continue to be financially supported by related party entities until such time as the Company generates sufficient cashflow to support its expense requirements or completes an external capital raising.

Newpoint Financial Corp.

Notes to Financial Statements

June 30, 2022

(Unaudited)

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

As consideration for such purchase, Newpoint Financial Corp (a Wyoming corporation), now known as NPFC SPV 1, Inc., an entity that was owned by the current controlling shareholders, issued to Novea ten (10) secured $5,000,000 notes (each a “Collateral Note”), totalling $50,000,000. The Collateral Notes are due on demand and we have the right to prepay the Collateral Notes at any time on NPFC SPV 1, Inc’s behalf.

As of June 30, 2022 and December 31, 2021, investments in debt securities include mandatorily redeemable preferred stock which is classified as held to maturity, with a term ending in December 2031. The amortized cost was $50,000,000 as of June 30, 2022 and December 31, 2021. The Novea Common Stock and warrants purchased as part of the transaction are considered to have a de minimis value as of December 31, 2021. Novea issued 1,251,737 shares of Novea Common Stock to the Company, representing ten percent (10%) of Novea’s common stock outstanding. The shares issued had no par value. Novea is a private Company and does not have a readily determinable fair value.

NOTE 5 - DEPOSITS

In August, 2021, the Company entered into an agreement with Citadel Risk Holdings, Inc., (“CRHI”) which owns all the shares of American Millennium Insurance Co., (“AMIC”) a New Jersey based insurance Company. We agreed to purchase 3.75% of AMIC’s outstanding shares per year over the course of 10 years for an aggregate total 37.5% of outstanding shares at the end of the term. Closing is expected to occur in 2022 subject to receipt of regulatory approval and other customary closing conditions. As of March 31, 2022, NPFC SPV1, Inc. had made a deposit of $1,000,000 to AMIC, on behalf of the Company, as part of an agreement that remains subject to approval.

NOTE 6 – CREDIT COMMITMENT

The Company entered into a five (5) year revolving credit facility agreement with Novea dated as of December 10, 2021 (“Credit Facility”). The Credit Facility provides for a revolving credit with a commitment equal to the lesser of: (i) $5,000,000; or (ii) on any amount greater than $500,000, the lender shall only disburse any such excess up to the amount of 50% of the qualified receivables outstanding of the borrower, bearing interest at LIBOR plus 5.25%. As of June 30, 2022, and December 31, 2021 there was $4,669,200 and $4,836,500 respectively of additional borrowings available to Novea subject to the borrowing criteria.

Newpoint Financial Corp.

Notes to Financial Statements

June 30, 2022

(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS AND NOTE PAYABLE

	June 30, 2022	December 31, 2021
Due to Related Parties
Newpoint Financial Corp (Wyoming) (1)	$51,310,011	$50,000,000
Newpoint Reinsurance Limited (2)	$163,500	$163,500
Newpoint Capital Limited (3)	$420,163	$68,021
Total	$51,893,674	$50,231,521

(1)	Newpoint Financial Corp (a Wyoming corporation), now known as NPFC SPV 1, Inc. entered into an agreement dated December 13, 2021 with the Company as part of the transaction to provide the collateral notes to Novea. In December 2021 the Company entered into a Loan Facility Agreement (the “LFA”) with NPFC SPV I, an entity owned by the Company’s principal stockholders’, in connection with the Stock Purchase Agreement between the Company and Novea (see Note 4). The LFA provides total principal of $50,000,000 and is due in December 2031. If the Company is in default, as defined, at any time during the term of the LFA, then the lender can demand repayment within 30 days. The LFA calls for interest at a fixed rate of 1% per annum. Interest can be deferred for up to two years upon the Company’s request. As of June 30, 2022, NPFC SPV1, Inc. had made a deposit of $1,000,000 to AMIC, on behalf of the Company, as part of an agreement that remains subject to approval. The remaining portion of $310,011 relates to interest incurred on amounts outstanding.

(2)	Newpoint Reinsurance Limited registered under the provisions of the Nevis business Corporation 1984 Ordinance, as amended. In December 2021 the Company entered into a Revolving Credit Facility Agreement (the “RCFA”) with Newpoint Reinsurance Company Limited, an entity owned by the Company’s majority shareholder. The RCFA provides for available borrowings up to $1,000,000 for a term of three years and an option to roll the facility. As of June 30, 2022 and December 31, 2021 the Company has additional available borrowings of $836,500 after it was provided $163,500 as a related party transaction for the credit commitment agreement with Novea. As of June 30, 2022 no further payments have been made from Newpoint Reinsurance Limited.

(3)	Newpoint Capital Limited, a Company registered in the United Kingdom provided $420,163 of related party transactions for the period ended June 30, 2022 to the Company for the payment of amounts requested per the credit agreement with Novea for an amount of $167,300 and the remaining portion for accounting, auditor fees and fees associated with filings with the SEC for annual and quarterly reports.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. There were no shares of preferred stock issued or outstanding as of June 30, 2022 or December 31, 2021.

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value of $0.001 per share. As of June 30, 2022 and December 31, 2021 there were 19,153,923 shares of common stock issued and outstanding. During the six months ended June 30, 2021, the Company issued 18,937,738 shares to settle related party liabilities.

NOTE 9 – SUBSEQUENT EVENTS

The Company is in the process of seeking regulatory approval for the Company’s acquisition of AMIC and CRHI shares. Upon approval, we expect the transactions to be completed sometime in 2022.

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

Important factors known to us that could cause such material differences include uncertainties associated with the following:

●	Inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

●	Our failure to earn revenues or profits;

●	Risks associated with potential acquisitions, including increased operating expenses and cash requirements. assimilation of operations, intellectual property and products of an acquired Company, and

●	Lack of an active trading market for our common stock;

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

Results of Operations for the three and six months ended June 30, 2022 and June 30, 2021

Revenues . The Company had no revenue during the six months ended June 30, 2022 and the six months ended June 30, 2021.The Company had no revenue during the 3 months ended June 30, 2022 and June 30, 2021.

Cost of Revenues . The Company had no cost of revenues for the six months ended June 30, 2022 and the six months ended June 30, 2021. The Company had no cost of revenues for the 3 months ended June 30, 2022 and June 30, 2021.

General and Administrative expenses. The Company incurred $84,010 of general and administrative expenses during the six months ended June 30, 2022 compared to $20,924 during the same period in 2021. The Company incurred $63,389 of general and administrative expenses during the three months ended June 30, 2022 compared to $0 during the same period in 2021. The costs increase related to travel, subscriptions and IT services.

Professional fees. The Company incurred $106,450 of professional fees during the six months ended June 30, 2022 compared to $38,622 during the same period in 2021. The Company incurred $91,994 of professional fees during the three months ended June 30, 2022 compared to $38,622 during the same period in 2021. The increase in professional fees is the result of the Company incurring costs associated with consultants and transfer agent costs during the period.

Loss From Operations. The Company incurred an operating loss of $190,460 during the six months ended June 30, 2022 compared to $59,546 during the same period in 2021. The Company incurred an operating loss of $155,382 during the three months ended June 30, 2022 compared to $38,622 during the same period in 2021. The increase in net loss is a result of increased professional fees and additional costs associated with the change in control.

Other Income (Expense). The Company accrued interest income of $11,985 during the six months ended June 30, 2022 compared to $0 during the six months ended June 30, 2021. The Company accrued interest income of $7,125 during the three months ended June 30, 2022 compared to $0 during the six months ended June 30, 2021.

Net Loss. The Company incurred a net loss of $429,028 during the six months ended June 30, 2022 compared to $59,546 during the same period in 2021. The Company incurred a net loss of $256,344 during the three months ended June 30, 2022 compared to $38,622 during the same period in 2021. The increase in net loss is a result of increased general and administrative and professional fees.

Liquidity and Capital Resources

As of December 31, 2021, the Company had cash of $5,843, with current assets totalling $5,843 and current liabilities totalling $99,751 creating a working capital deficit of $93,908. Current liabilities consisted of accounts payable and accrued liabilities totalling $31,370, related party payable of $68,021

As of June 30, 2022, the Company had cash of $39,543 with current assets totalling $46,668 and current liabilities totalling $569,603 creating a working capital deficit of $522,935. Current liabilities consisted of accounts payable of $6,730, related party payable of $522,873 and other current liabilities of $40,000.

Cash Flows

Net cash generated in operating activities was $33,700 and $0 during the six months ended June 30, 2022 and 2021, respectively.

There were no cash flows from investing activities during the six months ended June 30, 2022 and 2021, respectively.

There were no cash flows from financing activities during the six months ended June 30, 2022 and 2021, respectively.

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

The Company entered into a Revolving Credit Facility Agreement (the “RCFA”) with Newpoint Reinsurance Company Limited, an entity owned by the Company’s principal shareholders. The RCFA provides for available borrowings up to $1,000,000 for a term of three years and an option to roll the facility. As of December 31, 2021 the Company has additional available borrowings of $836,500 after it was provided $163,500 as a related party transaction for the credit commitment agreement with Novea. As of March 30, 2022 Newpoint Capital Limited made a payment of $167,300 on behalf of the Company as per credit agreement with Novea

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Securities and Exchange Commission, or the SEC, defines the term “disclosure controls and procedures” to mean a Company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to its chief executive officer to allow timely decisions regarding disclosure.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our last fiscal quarter as covered by this report on June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

No disclosure required.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

Exhibit 31.1	Certification of the Principal Executive Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Principal Financial Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2022
	By:	/s/ Keith Beekmeyer
Keith Beekmeyer,
Chief Executive Officer

