Form 10-Q
period 2022-09-30
Newpoint Financial Corp
filed 2022-11-14
CIK 1445831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,153,923 shares of common stock as of September 30, 2022.

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

PART I

ITEM 1 FINANCIAL STATEMENTS

NEWPOINT FINANCIAL CORP.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

NEWPOINT FINANCIAL CORP.

UNAUDITED CONDENSED BALANCE SHEETS

		September 30,	December 31,
	Note	2022	2021
ASSETS
Current Assets:
Cash		7,735	5,843
Interest Receivable		3,215	$-
Total Current Assets		10,950	5,843

Other Assets
Investment	4	300,000	50,000,000
Deposits	5	1,000,000	-
Credit Facility	6	330,800	163,500
Total Other Assets		1,630,800	50,163,500
TOTAL ASSETS		$1,641,750	$50,169,343

LIABILITIES & STOCKHOLDER’S DEFICIT
Current Liabilities:
Accounts Payable	7	$6,730	$31,730
Other Current Liabilities		98,000	-
Accounts Payable - Related Party		776,989	68,021
Total Current Liabilities		881,719	99,751

Non-Current Liabilities:
Loan Payable - Related Party	7	1,330,800	50,163,500
Total Liabilities		2,212,519	50,263,251

Stockholder’s Deficit
Preferred Stock, par value $0.001, 50,000,000 shares Authorized,0 Issued or Outstanding at September 30, 2022 and December 31, 2021		-	-
Common Stock, par value $0.001, 100,000,000 shares Authorized,19,153,923 shares Issued and Outstanding at September 30, 2022 and December 31,2021		19,154	19,154
Additional Paid-In Capital		419,028	419,028
Accumulated Deficit	8	(1,008,951)	(532,090)

Total Stockholder’s Deficit		(570,769)	(93,908)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT		$1,641,750	$50,169,343

The accompanying notes are an integral part of these unaudited financial statements

NEWPOINT FINANCIAL CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS COMPREHENSIVE INCOME

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:	$-	$-	$-	$-

Expenses:
Professional fees	190,978	32,290	297,428	70,912
General and administrative expense	38,277	-	122,287	$20,924
Total Operating Expenses	229,255	32,290	419,715	91,836

Operating Loss	(229,255)	(32,290)	(419,715)	(91,836)

Interest Income	7,778	-	19,763	-
Interest expense	(126,356)	-	(376,909)	-
Other Gain on Investment	300,000	-	300,000	-

Total Other Income (Expense)	181,422	-	(57,146)	-

Net Loss	$(47,833)	$(32,290)	$(476,861)	$(91,836)

Basic & Diluted Loss per Common Share	$(0.0025)	$(0.0017)	$(0.0249)	$(0.005)

Weighted Average Common Shares Outstanding	19,153,923	19,153,923	19,153,923	18,271,981

The accompanying notes are an integral part of these unaudited financial statements

NEWPOINT FINANCIAL CORP.

UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Nine Months Ended September 30, 2022 and 2021

	For the Nine Months Ended September 30, 2022
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency
Balance as of December 31, 2021	-	$-	$19,153,923	$19,154	$419,028	$(532,090)	$(93,908)
Net Loss for the Quarter Ended March 31, 2022	-	-	-	-	-	(172,684)	(172,684)
Balance as of March 31, 2022	-	-	19,153,923	19,154	419,028	(704,774)	(266,592)
Net Loss for the Quarter Ended June 30, 2022	-	-	-	-	-	(256,344)	(256,344)
Balance as of June 30, 2022			19,153,923	19,154	419,028	(961,118))	(522,936)
Net Loss for the Quarter Ended September 30, 2022	-	-	-	-	-	(47,833)	(47,833)
Balance as of September 30, 2022	-	$-	$19,153,923	$19,154	$419,028	$(1,008,951)	$(570,769)

	For the Nine Months Ended September 30, 2021
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency
Balance as of December 31, 2020	-	$-	216,185	$216	$350,931	$(444,912)	$(93,765)
Impact of stock sale			18,937,738	18,938	68,097		87,035
Net Loss for the Quarter Ended March 31, 2021	-	-	-	-	-	(20,924)	(20,924)
Balance as of March 31, 2021	-	-	19,153,923	19,154	419,028	(465,836)	(27,654)
Net Loss for the Quarter Ended June 30, 2021	-	-	-	-	-	(38,622)	(38,622)
Balance as of June 30, 2021			19,153,923	19,154	419,028	(504,458)	(66,276)
Net Loss for the Quarter Ended September 30, 2021	-	-	-	-	-	(32,290)	(32,290)
Balance as of September 30, 2021	-	$-	19,153,923	$19,154	$419,028	$(536,748)	$(98,566)

The accompanying notes are an integral part of these unaudited financial statements

NEWPOINT FINANCIAL CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the nine months ended September 30,
	2022		2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit/Loss		$(476,861)		$(91,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Net Gains on investment revaluation		(300,000)
Changes In:
Accounts Payable		(25,000)		25,000
Accounts Payable - Related Party		708,968		-
Other Current Liabilities		98,000		-
Accounts Receivable		(3,215)		-
Net Cash Generated/(Used) in Operating Activities		1,892		(66,836)

CASH FLOWS FROM FINANCING
Due to Related Party		-		66,836
Net Cash Provided by Financing Activities		-		66,836

Net (Decrease) Increase in Cash		1,892		-
Cash at Beginning of Period		5,843		-

Cash at End of Period		$7,735		$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest		$-		$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Deposit paid to AMIC ,Inc. financed with related party debt		$1,000,000		$-
Credit Commitment funded with related party debt		$167,300		$-
Common stock issued to settle related party paybles	$		$
Reverse Stock Split 500-1 stated retroactively as of 12.31.2020 and 12.31.2019

The accompanying notes are an integral part of these unaudited financial statements

Newpoint Financial Corp.

Notes to Financial Statements

September 30, 2022 and September 30, 2021

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements as of the nine months ended September 30, 2022 and September 30, 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. They should be read in conjunction with the Company’s annual report on Form 10- K for the year ended December 31, 2021. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of September 30, 2022 and the results of operations for the nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.

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

Newpoint Financial Corp.

Notes to Financial Statements

September 30, 2022 and September 30, 2021

(Unaudited)

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2022 and December 31, 2021 the Company has not recorded any unrecognized tax benefits.

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

Newpoint Financial Corp.

Notes to Financial Statements

September 30, 2022 and September 30, 2021

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had no revenues, but generated a net loss of $476,861 during the nine months ended September 30, 2022 and a net loss of $91,836 during the nine months ended September 30, 2021. The Company has an accumulated deficit of $1,008,951 and $532,090 as of September 30, 2022 and December 31, 2021 and has not received any significant cash flows from operations. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company to date has been financially supported by related party entities which are also owned by the majority shareholders of the Company. The Company will continue to be financially supported by related party entities until such time as the Company generates sufficient cashflow to support its expense requirements or completes an external capital raising.

Newpoint Financial Corp.

Notes to Financial Statements

September 30, 2022 and September 30, 2021

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

As of September 30, 2022, the Company entered into a modification and release agreement with Novea, whereby the (a) Stock Purchase Agreement and (b) Warrant Purchase Agreement are hereby retroactively rescinded, cancelled and terminated in their entirety. The Company shall deliver to Novea for cancellation: (a) All issued certificates for 500,000 shares of Novea Preferred Stock. (b) Warrants to purchase up to $50,000,000 shares of Novea Common Stock.

As consideration to the Company in exchange for agreeing to the Modification, the company shall retain the 1,251,737 shares of Novea Common Stock that it previously acquired in connection with the Stock Purchase Agreement. In addition, Novea shall deliver an additional 504,460 shares so that the Company shall have in total the greater of 1,756,197 shares or 10% of the total outstanding shares as of September 30, 2022.

In addition, upon execution of the Agreement, Novea shall deliver to the Company the following; (a) the 504,460 shares so that the Company shall have in total, the greater of 1,756,197 shares or 10% of the total outstanding shares in book entry form with Novea’s transfer agent required to provide the Company with an undiluted ten percent (10%) equity ownership in Novea per the Stock Purchase Agreement as of September 30, 2022, (b) and an additional Six Hundred Thousand (600,000) shares of Novea Common Stock at a price of $5.00 per share with such shares being delivered in book entry form with Novea’s transfer agent and (c) an affidavit confirming that Novea has surrendered its claim to the ten (10), $5,000,000, Collateral Notes and the accompanying Collateral Pledge and Security Agreement dated December 10, 2021 as consideration for the Company to cancel and rescind the Preferred Stock, the accrued dividends, and the Warrants to purchase up to $50,000,000 shares of Novea Common Stock.

As at September 30, 2022, management have valued the Investment in Novea at $300,000. This is based on an assessment of the best estimate of expected sales and cashflows of Novea.

NOTE 5 - DEPOSITS

In August, 2021, the Company entered into an agreement with Citadel Risk Holdings, Inc., (“CRHI”) which owns all the shares of American Millennium Insurance Co., (“AMIC”) a New Jersey based insurance Company. We agreed to purchase 3.75% of AMIC’s outstanding shares per year over the course of 10 years for an aggregate total 37.5% of outstanding shares at the end of the term. Closing is expected to occur in 2022 subject to receipt of regulatory approval and other customary closing conditions. As of September 30, 2022, NPFC SPV1, Inc. had made a deposit of $1,000,000 to AMIC, on behalf of the Company, as part of an agreement that remains subject to approval.

NOTE 6 – CREDIT COMMITMENT

The Company entered into a five (5) year revolving credit facility agreement with Novea dated as of December 10, 2021 (“Credit Facility”). The Credit Facility provides for a revolving credit with a commitment equal to the lesser of: (i) $5,000,000; or (ii) on any amount greater than $500,000, the lender shall only disburse any such excess up to the amount of 50% of the qualified receivables outstanding of the borrower, bearing interest at LIBOR plus 5.25%. As of September 30, 2022, and December 31, 2021 there was $4,669,200 and $4,836,500 respectively of additional borrowings available to Novea subject to the borrowing criteria.

Newpoint Financial Corp.

Notes to Financial Statements

September 30, 2022 and September 30, 2021

(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS AND NOTE PAYABLE

	September 30, 2022	December 31, 2021
Due to Related Parties
Newpoint Financial Corp (Wyoming) (1)	$1,393,458	$50,000,000
Newpoint Reinsurance Limited (2)	$163,500	$163,500
Newpoint Capital Limited (3)	$550,831	$68,021
Total	$2,107,789	$50,231,521

(1)	Newpoint Financial Corp (a Wyoming corporation), now known as NPFC SPV 1, Inc. entered into an agreement dated December 13, 2021 with the Company as part of the transaction to provide the collateral notes to Novea. In December 2021 the Company entered into a Loan Facility Agreement (the “LFA”) with NPFC SPV I, an entity owned by the Company’s principal stockholders’, in connection with the Stock Purchase Agreement between the Company and Novea (see Note 4). As of September 30, 2022, the Company entered into a modification and release agreement with Novea surrendering it’s claim to the ten (10), $5,000,000, Collateral Notes and the accompanying Collateral Pledge and Security Agreement dated December 10, 2021. This in turn surrendered the Company’s related party transaction with NPFC SPV1. As of September 30, 2022, NPFC SPV1, Inc. had made a deposit of $1,000,000 to AMIC, on behalf of the Company, as part of an agreement that remains subject to approval. The remaining portion of $393,458 relates to interest incurred on amounts outstanding.

(2)	Newpoint Reinsurance Limited registered under the provisions of the Nevis business Corporation 1984 Ordinance, as amended. In December 2021 the Company entered into a Revolving Credit Facility Agreement (the “RCFA”) with Newpoint Reinsurance Company Limited, an entity owned by the Company’s majority shareholder. The RCFA provides for available borrowings up to $1,000,000 for a term of three years and an option to roll the facility. As of September 30, 2022 and December 31, 2021 the Company has additional available borrowings of $836,500 after it was provided $163,500 as a related party transaction for the credit commitment agreement with Novea. As of September 30, 2022 no further payments have been made from Newpoint Reinsurance Limited.

(3)	Newpoint Capital Limited, a Company registered in the United Kingdom provided $550,831 of related party transactions for the period ended September 30, 2022 to the Company for the payment of amounts requested per the credit agreement with Novea for an amount of $167,300 and the remaining portion for accounting, auditor fees and fees associated with filings with the SEC for annual and quarterly reports.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. There were no shares of preferred stock issued or outstanding as of September 30, 2022 or December 31, 2021.

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value of $0.001 per share. As of September 30, 2022 and December 31, 2021 there were 19,153,923 shares of common stock issued and outstanding. In February 2021, the Company finalized a 500-1 reverse stock split. This transaction has been retroactively stated in the condensed financial statements for the basic & diluted loss per common share within the statement of operations within all applicable reporting periods presented. During the nine months ended September 30, 2021, the Company issued 18,937,738 shares to settle related party liabilities.

NOTE 9 – SUBSEQUENT EVENTS

The Company is in the process of seeking regulatory approval for the Company’s acquisition of AMIC and CRHI shares. Upon approval, we expect the transactions to be completed sometime in 2022.

On October 20, 2022, the company settled an outstanding legal matter with Gary Shirshac. The legal matter was disclosed in the company’s previous year end filing. The amount settled was accrued in the quarter ended September 30, 2022 and payment made post the balance sheet date.

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

Results of Operations for the nine months ended September 30, 2022 and September 30, 2021

Revenues . The Company had no revenue during the nine months ended September 30, 2022 and the nine months ended September 30, 2021. The Company had no revenue during the 3 months ended September 30, 2022 and September 30, 2021.

Cost of Revenues . The Company had no cost of revenues for the nine months ended September 30, 2022 and the nine months ended September 30, 2021. The Company had no cost revenue during the 3 months ended September 30, 2022 and September 30, 2021.

General and Administrative expenses. The Company incurred $122,287 of general and administrative expenses during the nine months ended September 30, 2022 compared to $20,924 during the same period in 2021. The Company incurred $38,277 of general and administrative expenses during the three months ended September 30, 2022 compared to $0 during the same period in 2021. The costs increase related to travel, subscriptions and IT services. The costs increase related to travel, subscriptions and IT services.

Professional fees. The Company incurred $297,428 of professional fees during the nine months ended September 30, 2022 compared to $70,912 during the same period in 2021. The Company incurred $190,978 of professional fees during the three months ended September 30, 2022 compared to $32,290 during the same period in 2021. The increase in professional fees is the result of the Company incurring costs associated with consultants and transfer agent costs during the period.

Loss From Operations. The Company incurred an operating loss of $419,715 during the nine months ended September 30, 2022 compared to $91,836 during the same period in 2021. The Company incurred an operating loss of $229,255 during the three months ended September 30, 2022 compared to $32,290 during the same period in 2021. The increase in net loss is a result of increased professional fees and additional costs associated with the change in control.

Other Income (Expense). The Company accrued net interest expense of $357,146 during the nine months ended September 30, 2022 compared to $0 during the nine months ended September 30, 2021. The Company accrued interest expense of $118,598 during the three months ended September 30, 2022 compared to $0 during the three months ended September 30, 2021. The company has an unrealised gain on the revaluation of its equity investments in Novea of $300,000 during the nine months ended September 30, 2022 compared to $0 for the nine months ended September 30, 2021.

Net Profit/Loss. The Company incurred a net loss of $476,861 during the nine months ended September 30, 2022 compared to a net loss of $91,836 during the same period in 2021. The Company incurred a net loss of $47,833 during the three months ended September 30, 2022 compared to a net loss of $32,290 during the same period in 2021. The increase in net loss was a result of increased general and administrative and professional fees.

Liquidity and Capital Resources

As of December 31, 2021, the Company had cash of $5,843, with current assets totalling $5,843 and current liabilities totalling $99,751 creating a working capital deficit of $93,908. Current liabilities consisted of accounts payable and accrued liabilities totalling $31,730, related party payable of $68,021

As of September 30, 2022, the Company had cash of $7,735 with current assets totalling $10,950 and current liabilities totalling $881,719 creating a working capital deficit of $870,769. Current liabilities consisted of accounts payable of $6,730, related party payable of $776,989 and other current liabilities of $98,000.

Cash Flows

Net cash Generated/(Used) in operating activities was $1,892 and ($66,836) during the nine months ended September 30, 2022 and 2021, respectively.

There were no cash flows from investing activities during the nine months ended September 30, 2022 and 2021, respectively.

There were no cash flows from financing activities during the nine months ended September 30, 2022 and 2021, respectively.

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

The Company entered into a Revolving Credit Facility Agreement (the “RCFA”) with Newpoint Reinsurance Company Limited, an entity owned by the Company’s principal shareholders. The RCFA provides for available borrowings up to $1,000,000 for a term of three years and an option to roll the facility. As of December 31, 2021 the Company has additional available borrowings of $836,500 after it was provided $163,500 as a related party transaction for the credit commitment agreement with Novea. As of September 30, 2022 Newpoint Capital Limited had made a payment of $167,300 on behalf of the Company as per the credit agreement with Novea.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were not effective as of such date due to the material weaknesses identified in the Company’s annual report on Form 10-K for the year ending December 31, 2021.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our last fiscal quarter as covered by this report on September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2022
	By:	/s/ Keith Beekmeyer
Keith Beekmeyer, Chief Executive Officer

