Form 10-K
period 2022-12-31
Newpoint Financial Corp
filed 2023-05-08
CIK 1445831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

(310) 494-5954

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2022 was $224,100.

As of March 31, 2023, the Registrant had 19,153,923 shares of common stock, par value $0.001 issued and outstanding.

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

PART I

Item 1. Business.

Our Business

Newpoint Financial Corp., a Delaware corporation (the “Company,” “we,” “us,” or “our”) is a holding company that aims to strategically invests primarily in regulated entities such as banks and insurance companies. These investments may result in us acquiring a controlling or non-controlling interests of these entities. To date, we have entered into three such transactions (one of which has closed): in December 2021 we acquired a 10% interest in Novea, Inc., a financial and insurance services software company. The agreement was modified on September 30, 2022. (See Item 9b); we also entered into an agreement for the acquisition of an interest in American Millennium Insurance Co., a New Jersey based insurance company (see Item 9b) through the purchase of shares of its parent company, Citadel Risk Holdings Inc. During 2021, the Company agreed a subscription agreement with Citadel Reinsurance Company, which together with its affiliates owns all of the issued and outstanding shares of common stock of CRHI. Pursuant to the agreement, we agreed to purchase Class A ordinary shares representing 100% of Citadel Reinsurance Company Limited to be subscribed to in equal instalments of $2,500,000 paid annually for a 10-year period. The proposed deal with American Millennium Insurance Co., Citadel Risk Holdings Inc. and Citadel Reinsurance Company Limited was rescinded on November 21, 2022.

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

Human Capital

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

Item 2. Properties.

Our principal place of business is located at 433 North Camden Drive, Suite 725, Beverly Hills, CA 90210. The space is leased by NMS Consulting, Inc., our contracted management consulting firm whereby they provide us with general office support. At this time, we do not pay any rent and we believe that our existing facilities and equipment are adequate.

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

Mr. Shirshac was also the Chief Financial Officer of the Company. He was terminated from Newpoint Wyoming and the Company on December 31, 2021. He did not name the Company in the suit nor allege that the Company employed him.

Mr. Shirshac denies being informed he was terminated from Newpoint Wyoming until January 31, 2022 and the matter was settled in its entirety in October 2022 for $33,445.

On November 29, 2022, the Company filed a complaint with the United States District Court Central District of California. This action arises from Defendants Bermuda Monetary Authority (“BMA”) and its officials’ Gerald Gakundi and Susan Davis Crockwell (collectively “Defendants”) blatant, intentional bad faith malfeasance in denying Plaintiff’s Newpoint Financial Corp. application to obtain a controlling interest in a Bermudian insurance company without any, much less good, cause. The Company lodged a complaint for:

1. Tortious interference with existing and prospective economic advantage;

2. Negligent interference with existing and prospective economic advantage;

3. Trade libel;

4. Violation of business and professions code section 17200 and request for injunctive relief.

The Company has sought judgement against the Defendants for punitive and exemplary damages, fees, and an injunction, enjoining the Defendants from making defamatory statements regarding the Company.

Except as set forth above, we are not party to, and our property is not the subject of, any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is eligible for quotation on the Pink tier of the OTC Markets Group under the symbol “NPFC.” However, there is no reported trading in the Company’s common stock. As of December 31, 2022, there were approximately 860 holders of record of our common stock.

Equity Compensation Plan Information

We did not have any equity compensation plans as of December 31, 2022.

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

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

Valuation of investments and credit facility allowances: Management relies on estimates of projected cashflows as support for the amounts disclosed in the Company’s financial statements as investments and valuation allowances taken against respective investments. The projections are based on the best estimates available, however these estimates are subject to potential changes in market conditions, interest rates and market liquidity considerations.

Going Concern: Management relies on estimates of projections to support the going concern assumption and relies on the basis that the Company will continue to be financially supported by related party entities until such time as the Company generates sufficient cashflow to support its expense requirements or completes an external capital raising.

Revenue Recognition

The Company has not yet generated revenues from its planned activities.

Results of Operations for the twelve months ended December 31, 2022 and December 31, 2021

Revenues . The Company had no revenue during the years ended December 31, 2022 and December 31, 2021.

Cost of Revenues . The Company had no cost of revenues during the years ended December 31, 2022 and December 31, 2021.

General and Administrative Expenses. The Company incurred $168,093 and $27,926 of general and administrative expenses during the years ended December 31, 2022 and December 31, 2021, respectively. The costs increase related to insurance, travel, subscriptions and IT services.

Professional Fees. The Company incurred $464,198 and $59,252 of professional fees during the years ended December 31, 2022 and December 31, 2021, respectively. The increase in professional fees is the result of the Company incurring costs associated with legal fees as disclosed (Item 3) as well as consultants and transfer agent costs during the period.

Bad Debt expense. The Company incurred $330,800 and $0 of bad debt expense during the years ended December 31, 2022 and December 31, 2021, respectively (See Note 5 to the Financial Statements).

Loss From Operations. The Company incurred an operating loss of $963,091 and $87,178 during the years ended December 31, 2022 and December 31, 2021, respectively. The increase in net loss is a result of increased professional fees, bad debt expense and general and administrative expenses incurred during the year.

Other Income (Expense). The Company incurred interest expense of $406,614 and $0 during the years ended December 31, 2022 and December 31, 2021 , respectively. The increase in the interest expense is a result of interest payable due to Newpoint Financial Corp (a Wyoming corporation), now known as NPFC SPV 1, Inc.

Net Profit/Loss. The Company incurred a net loss of $1,339,948 and $87,178 during the years ended December 31, 2022 and December 31, 2021, respectively. The increase in net loss was a result of increased general and administrative, professional fees, bad debt expense and interest expense.

Liquidity and Capital Resources

As of December 31, 2021, the Company had cash of $5,843, with current assets totalling $5,843 and current liabilities totalling $99,751 creating a working capital deficit of $93,908. Current liabilities consisted of accounts payable and accrued expense totalling $31,730, and a related party payable of $68,021.

As of December 31, 2022, the Company had cash of $934,300 with current assets totalling $941,359 and current liabilities totalling $2,375,215 creating a working capital deficit of $1,433,856. Current liabilities consisted of account payable and accrued expense totalling $ 113,139 and related party loans payable of $2,262,076.

On December 10, 2021, the Company entered into a revolving credit commitment with Novea, Inc., (See Note 5 to the Financial Statements). The initial amounts Novea can borrow from the Company under the revolving credit commitments may be an amount up to $500,000. Subject to agreed terms, the total obligation of the Company to make revolving credit loan in an aggregate principal amount shall not exceed $5,000,000. The loan shall bear interest on the outstanding principal amount thereof from the applicable borrowing date at a rate equal to LIBOR plus 5.25%. During 2022 and 2021 the Company advanced $167,300 and $163,500, respectively to Novea, Inc. The outstanding principal was $330,800 and $163,500 as of December 31, 2022, and 2021, respectively.

On December 17, 2021 the Company entered into a Revolving Credit Facility Agreement (the “RCFA”) with Newpoint Reinsurance Company Limited, an entity owned by the Company’s majority shareholder (See Note 6 to the Financial Statements). The RCFA provides available borrowings up to $1,000,000 for a term of three years and an option to roll the facility. During 2022 and 2021 the Company borrowed $0 and $163,500, respectively, from Newpoint Reinsurance Limited. These funds were used to fund the credit commitment with Novea, Inc. As of December 31, 2022, and 2021 $836,500 was available to be borrowed. Newpoint Capital Limited also made a payment of $167,300 to fund the credit commitment agreement with Novea (See Note 6 to the Financial Statements). Newpoint Capital Limited also provided $489,508 to support the Company’s working capital requirements for the period ended December 31, 2022. During 2022, Newpoint Reinsurance Limited further provided $100,000 to support the Company’s working capital requirements.

During 2022, AMIC returned the initial deposit of $1,000,000 to the Company per the recission agreement dated November 22, 2022.

Given the complaint that the company has filed with regard to the BMA (See Item 3), the company is likely to incur ongoing costs in relation to its legal proceedings. The company does not have a firm estimate of the cost and further disclosure of amounts may prejudice proceedings.

As part of the company’s acquisition of Judo Capital Corp., it has committed to continue to pay the health insurance medical expenses of Timothy Cook for the period to December 2023. This amount is estimated to be $46,800.

Given the Company has not generated revenues sufficient to cover the business expenses, the Company to date has been financially supported by related party entities which are also owned by the majority shareholders of the Company. The Company will continue to be financially supported by related party entities until such time as the Company generates sufficient cashflow to support its expense requirements or completes an external capital raising.

Cash Flows

Net cash used in operating activities was $934,798 and $62,178 during the years ended December 31, 2022 and 2021, respectively. This was due to increased legal and professional fees being paid during 2022 compared to 2021. The Company has recognized a non-cash adjustment of $330,800 as a full allowance against the credit facility provided to Novea during 2022 and 2021.

Net cash provided by in financing activities was $1,863,255 and $68,021 during the years ended December 31, 2022 and 2021, respectively. The financing was provided by affiliated entities namely, Newpoint Capital Limited and Newpoint Reinsurance Limited for 2022 and 2021 respectively. The financing provided was to support the Company’s investment and working capital requirements.

Net Increase in cash was $928,457 and $5,843 during the years ended December 31, 2022 and 2021, respectively. The increase in cash was due to an increase in related party financing.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Newpoint Financial Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Newpoint Financial Corp. (the “Company”) as of December 31, 2022, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenue, has generated net losses during the current and preceding years, and has an accumulated deficit of $1,872,038 as of December 31, 2022, all of which raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on receiving continued support from related companies, raising capital and generating revenue from operations. Management’s evaluation of these events and conditions and its plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Investment in Common Stock and Allowance for Credit Facility Receivable

As discussed in notes 4 and 5 to the financial statements, the Company owns shares of common stock in a privately held company and has also entered into a credit facility agreement to provide funding to this company for which it has a credit facility receivable as of December 31, 2022. In connection therewith, the 2022 financial statements reflect an impairment of the investment and a valuation allowance against the receivable.

We identified management’s determination with regard to the valuation of the Company’s investment in the common stock of the privately held entity, along with management’s evaluation as to the realizability and collectability of the credit facility receivable as a critical audit matter because of (1) the lack of readily determinable market information available to value the investment in the common shares; (2) the limited financial data and information that was available to management to assess the financial net worth and resources of the company to repay the receivable; and (3) the inherently subjective nature of management’s judgement as to establishing an appropriate carrying value for the investment and the collectability of the receivable. These matters required significant audit effort to assess, and a high degree of auditor judgement to evaluate, the reasonableness of management’s estimates related to its determination as to the net carrying amount of the investment in common stock and the credit facility receivable as of December 31, 2022.

Management’s evaluation and determination of the fair value of the Company’s investment in the common stock of a privately held company and judgment as to any potential impairment of such investment, along with the determination of a valuation allowance of the credit facility receivable for the same privately held company requires management to make significant estimates and assumptions regarding the relevant investment valuation and receivable allowance amounts. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions was complex and required a high degree of auditor judgement.

Our audit procedures to address these matters included the following:

●	Evaluated management’s assessment and analysis which resulted in a full valuation of the investment in common stock and the allowance for the credit facility receivable as of December 31, 2022.

●	Obtained and reviewed the terms of the contractual agreements between the Company and the privately held company regarding the common stock holding and the amounts loaned by the Company under the credit facility.

●	Requested from management available financial information for the privately held company and evaluated the nature, completeness and timeliness of the information provided.

●	Obtained confirmation from the privately held company as to the amount owed to the Company as of December 31, 2022.

●	Assessed and evaluated the appropriateness of the disclosures included in the Company’s financial statements.

/s/ PKF O’Connor Davis, LLP

We have served as the Company’s auditor since January 10, 2023

New York, New York

May 5, 2023

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

We served as the Company’s auditors from 2021 through 2023

Glastonbury, Connecticut

April 15, 2022

PCAOB ID: 264

NEWPOINT FINANCIAL CORP.

BALANCE SHEETS

		As of December 31,
	Note	2022	2021
ASSETS
Current Assets:
Cash		$934,300	$5,843
Interest Receivable		7,059	-
Total Current Assets		941,359	5,843

Other Assets
Investment	4	-	50,000,000
Credit Facility Receivable	5	330,800	163,500
Allowance for Credit Facility Receivable	5	(330,800)	-
Total Other Assets		-	50,163,500
TOTAL ASSETS		$941,359	$50,169,343

LIABILITIES & STOCKHOLDER’S DEFICIT
Current Liabilities:
Accounts Payable and Accrued Expense		$113,139	$31,730
Loans Payable - Due to Related Parties	5,6	2,262,076	68,021
Total Current Liabilities		2,375,215	99,751

Non-Current Liabilities:
Loans Payable – Due to Related Parties	6	-	50,163,500
Total Liabilities		$2,375,215	$50,263,251
Stockholder’s Deficit
Preferred Stock, par value $0.001, 50,000,000 shares Authorized,no shares Issued or Outstanding at December 30, 2022 and December 31, 2021		-	-
Common Stock, par value $0.001, 100,000,000 shares Authorized,19,153,923 shares Issued and Outstanding at December 31, 2022 and December 31,2021		19,154	19,154
Additional Paid-In Capital		419,028	419,028
Accumulated Deficit	7	(1,872,038)	(532,090)

Total Stockholder’s Deficit		(1,433,856)	(93,908)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT		$941,359	$50,169,343

The accompanying notes are an integral part of these audited financial statements.

NEWPOINT FINANCIAL CORP.

STATEMENTS OF OPERATIONS

	For the Years ended
	December 31,
	2022	2021
Revenues:	$-	$-

Expenses:
Professional fees	464,198	59,252
General and administrative expense	168,093	27,926
Bad Debt Expense	330,800	-
Total Operating Expenses	963,091	87,178

Operating Loss	(963,091)	(87,178)

Other Income (Expense)
Interest Income	29,757	-
Interest expense	(406,614)	-

Total Other Income (Expense)	(376,857)	-

Net Loss	$(1,339,948)	$(87,178)

Basic & Diluted Loss per Common Share	$(0.0700)	$(0.0048)

Weighted Average Common Shares Outstanding	19,153,923	18,168,123

The accompanying notes are an integral part of these audited financial statements

NEWPOINT FINANCIAL CORP.

STATEMENT OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31

	Preferred Stock		Common Stock		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of January 1, 2021	-	$-	216,185	$216	$350,931	$(444,912)	$(93,765)
Issue of Common Shares	-	-	18,937,738	18,938	68,097	-	87,035
Net Loss for the Year Ended December 31, 2021	-	-	-	-	-	(87,178)	(87,178)
Balance as of December 31, 2021	-	-	19,153,923	19,154	419,028	(532,090)	(93,908)
Net Loss for the Year Ended December 31, 2022			-	-	-	(1,339,948)	(1,339,948)
Balance as of December 31, 2022	-	$-	19,153,923	$19,154	$419,028	$(1,872,038)	$(1,433,856)

The accompanying notes are an integral part of these audited financial statements

NEWPOINT FINANCIAL CORP.

STATEMENT OF CASH FLOWS

	For the Years ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,339,948)	$(87,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for Credit Facility Receivable	330,800	-
Changes In:
Accounts Payable and Accrued Expenses	81,409	25,000
Interest Receivable	(7,059)	-
Net Cash used in Operating Activities	(934,798)	(62,178)

CASH FLOWS FROM FINANCING
Loans Payable - Due to Related Parties	1,863,255	68,021
Net Cash provided by Financing Activities	1,863,255	68,021

Net Increase in Cash	928,457	5,843
Cash at Beginning of Period	5,843	-

Cash at End of Period	$934,300	$5,843

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Investment in Novea, Inc. financed with related party debt	-	50,000,000
Investment in Novea, Inc returned	(50,000,000)	-
Deposit paid to AMIC financed with related party debt	$(1,000,000)	$-
Credit Commitment funded with related party debt	$167,300	$163,500
Common stock issued to settle related party payables	$-	$87,035

The accompanying notes are an integral part of these audited financial statement

Newpoint Financial Corp.

Notes to Financial Statements

December 31, 2022 and December 31, 2021

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

On June 2, 2014, the Company ceased its principal activities of hosting and sponsoring judo tournaments. The Company had planned to operate in real estate investment activities focused in the New York City metropolitan area. On February 28, 2018, the Company ceased its plans to operate in the real estate investment market. On January 19, 2021, the Company had a 500-1 reverse stock split with FINRA and Change of Control. All share and per share information has been retroactively adjusted to reflect the reverse stock split. On February 9, 2021, new officers and directors were elected and the name of the Company was changed to Newpoint Financial Corp. on February 12, 2021.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had no revenues and generated a net loss of $1,339,948 and $87,178 during the years ended December 31, 2022 and December 31, 2021. The Company has an accumulated deficit of $1,872,038 and $532,090 as of December 31, 2022 and December 31, 2021. These circumstances raise significant doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Deposits held at financial institutions insured by the Federal Deposit Insurance Corporation (FDIC) are insured up to $250,000. At times cash balances may exceed the FDIC insured limit. As of December 31, 2022 and December 31, 2021 the Company’s uninsured cash balances on deposit totaled approximately $684,300 and $0, respectively.

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

Valuation allowance for fixed income securities

Management evaluates current expected credit losses (“CECL”) for all Held-to-Maturity (“HTM”) securities each quarter. The HTM securities are evaluated for potential credit loss on investments not measured at fair value through net earnings. Our allowance for credit losses is derived based on various data sources, multiple key inputs and forecast scenarios. These include default rates specific to the individual security, vintage of the security, geography of the issuer of the security, industry analyst reports, credit ratings and consensus economic forecasts. Securities that meet any one of the criteria included above will be subject to a discounted cash flow analysis by comparing the present value of expected future cash flows with the amortized cost basis. Projected cash flows are driven primarily by assumptions regarding probability of default and the timing and amount of recoveries associated with defaults.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2022 and December 31, 2021, the Company has determined it does not have any uncertain tax positions.

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

As consideration for such purchase, Newpoint Financial Corp (a Wyoming corporation), now known as NPFC SPV 1, Inc., an entity that is owned by the current controlling shareholders of the Company, issued to Novea on behalf of the Company ten (10) secured $5,000,000 notes (each a “Collateral Note”), totalling $50,000,000. The Collateral Notes were due on demand and we had the right to prepay the Collateral Notes at any time on NPFC SPV 1, Inc’s behalf.

As of December 31, 2021, investments consisted of the acquisition of redeemable preferred stock in connection with the Novea Stock purchase agreement as stated above. The Company acquired five hundred thousand (500,000) units (“Units”), each Unit having a stated value of $100 and consisting of one share of Series B Convertible Redeemable Preferred Stock (“Novea Preferred Stock”) which was classified as held to maturity, with a term of 10 years. The amortized cost was $50,000,000 as of December 31, 2021. The Novea Common Stock and warrants purchased were considered to have had a de minimis value as of December 31, 2021. Novea issued 1,251,737 shares of Novea Common Stock, representing ten percent (10%) of Novea’s common stock outstanding as of December 31, 2021. The shares issued had no par value. Novea is a private company and does not have a readily determinable fair value.

On September 30, 2022, the Company entered into a modification and release agreement with Novea, whereby the (a) Stock Purchase Agreement and (b) Warrant Purchase Agreement are hereby retroactively rescinded, cancelled and terminated in their entirety. The Company delivered to Novea for cancellation: (a) All issued certificates for 500,000 shares of Novea Preferred Stock. (b) Warrants to purchase up to $50,000,000 shares of Novea Common Stock.

As consideration to the Company in exchange for agreeing to the Modification, the company retained the 1,251,737 shares of Novea Common Stock that it previously acquired in connection with the Stock Purchase Agreement. In addition, Novea delivered an additional 1,593,437 shares so that the Company maintained a minimum of 10% of the total outstanding shares as of December 31, 2022.

As at December 31, 2022, management impaired the Company’s equity investment in Novea to zero. This is based on management’s best estimates of the current risk factors involved. These risk factors remain elevated given the lack of clarity regarding the future projections for Novea.

On August 20, 2021, we entered into a Class A Common Stock Purchase Agreement with Citadel Risk Holdings, Inc. (“CRHI”). Under the purchase agreement, the Company agreed to purchase from CRHI 45,000 shares of Class A Common Stock of CRHI, over a ten year period, for a total purchase price of $10 million to be paid over a ten year period. The initial payment of $1 million was completed, however the transaction closing was contingent upon New Jersey Department of Banking and Insurance approval and other customary closing conditions.

On October 24, 2021, we entered into an amended and restated Class B Common Stock Purchase Agreement with CRHI. Pursuant to the purchase agreement, the Company agreed to purchase from CRHI 10,000,000 shares of Class B Stock of CRHI for a purchase price of $10,000,000. Such purchase price was payable in the form of a demand promissory note.

On November 16, 2021, we entered into a stock purchase agreement with Citadel Reinsurance Company, which together with its affiliates owns all of the issued and outstanding shares of common stock of CRHI. Pursuant to the stock purchase agreement, the Company agreed to purchase shares representing 9.9% of CRHI for a purchase price of $2,650,000. Closing of the acquisition was subject to receipt of regulatory approvals and other customary closing conditions. During 2021, the Company also agreed a subscription agreement with Citadel Reinsurance Company, which together with its affiliates owns all of the issued and outstanding shares of common stock of CRHI. Pursuant to the agreement, we agreed to purchase Class A ordinary shares representing 100% of Citadel Reinsurance Company to be subscribed to in equal instalments of $2,500,000 paid annually for a 10-year period.

On November 21, 2022, the Company entered into a Rescission agreement with Citadel Risk Holdings and Citadel Reinsurance Company Limited, which together with its affiliates owns all of the issued and outstanding shares of common stock of American Millennium Insurance Company and Citadel Reinsurance Company. Notwithstanding any of the terms and conditions contained within the agreements, agreed to cancel from inception with no further liability except as set out withing the agreement, the Class A agreement, Class B agreement, Note Issuance Agreement and the Collateral Agreement. The initial deposit of $1,000,000 was repaid to the Company during 2022.

The Company follows U.S GAAP guidance on Fair Value Measurements, which defines fair value and establishes a fair value hierarchy organized into three levels based upon the input assumptions used in pricing assets.

Level 1 – Inputs have the highest reliability and are related to assets with unadjusted quoted prices in active markets.

Level 2 – Inputs related to assets with quoted prices in markets that are not considered active or other than quoted prices in active markets which may include quoted prices for similar assets or liabilities or other inputs which can be corroborated by observable market data.

Level 3 – Inputs are unobservable and are used to the extent that observable inputs do not exist.

The Company’s investment in the common stock of Novea is considered a level 3 investment.

NOTE 5 – CREDIT COMMITMENT

The Company entered into a five (5) year revolving credit facility agreement to provide financing to Novea dated as of December 10, 2021 (“Credit Facility”). The Credit Facility provides for a revolving credit with a commitment equal to the lesser of: (i) $5,000,000; or (ii) on any amount greater than $500,000, the lender shall only disburse any such excess up to the amount of 50% of the qualified receivables outstanding of the borrower, bearing interest at LIBOR plus 5.25%. During 2022 and 2021 the Company advanced $167,300 and $163,500, respectively to Novea, Inc. The outstanding principal was $330,800 and $163,500 as of December 31, 2022 and 2021, respectively. As of December 31, 2022, and December 31, 2021 there was $4,669,200 and $4,836,500, respectively of additional borrowings available to Novea subject to the borrowing criteria being maintained.

The Company has recognized a full allowance against the $330,800 funds provided to Novea as of December 31, 2022. The valuation allowance reflects management’s assessment that it is more likely than not that a portion of the Company’s credit facility provided will not be realized. As of December 31, 2022, the Company’s valuation allowance for the credit facility was $330,800 which was recorded as a reduction to current assets on the balance sheet. The Company will continue to evaluate the realizability of the credit facility and may adjust the valuation allowance in future periods based on changes in the available evidence.

NOTE 6 – RELATED PARTY TRANSACTIONS AND NOTE PAYABLE

	December 31, 2022	December 31, 2021
Due to Related Parties
Newpoint Financial Corp (Wyoming) (1)	$273,747	$50,000,000
Newpoint Reinsurance Limited (2)	$263,500	$163,500
Newpoint Capital Limited (3)	$1,724,829	$68,021
Total	$2,262,076	$50,231,521

(1)	Newpoint Financial Corp (a Wyoming corporation), now known as NPFC SPV 1, Inc. which is an entity owned by the Company’s principal stockholders’, entered into a Loan Facility Agreement (the “LFA”) agreement dated December 13, 2021, with the Company in connection with the Stock Purchase Agreement between the Company and Novea (see Note 4 to the Financial Statements). On September 30, 2022, the Company entered into a modification and release agreement with Novea surrendering its claim to the ten (10), $5,000,000, Collateral Notes and the accompanying Collateral Pledge and Security Agreement dated December 10, 2021 which in turn settled the majority of the Company’s related party liability with NPFC SPV1. The total interest expense related to the LFA with NPFC SPV 1 for 2022 was approximately $393,000 of which $273,747 is payable to NPFC SPV1 as of December 31, 2022 and is included in the due to related parties on the accompanying balance sheet.

(2)	Newpoint Reinsurance Limited registered under the provisions of the Nevis business Corporation 1984 Ordinance, as amended. In December 2021, the Company entered into a Revolving Credit Facility Agreement (the “RCFA”) with Newpoint Reinsurance Company Limited, an entity owned by the Company’s majority shareholder. The RCFA provides for available borrowings up to $1,000,000 for a term of three years and an option to roll the facility. There is no interest charged on the RCFA. As of December 31, 2022 and December 31, 2021, the Company has additional available borrowings of $836,500 after it was provided $163,500 to fund the credit commitment agreement with Novea (See Note 5 to the Financial Statements). As of December 31, 2022, no further payments have been made from Newpoint Reinsurance Limited under RCFA. In addition to the RCFA note, on October, 7, 2022 Newpoint Reinsurance Limited provided $100,000 to support the Company’s working capital requirements. There is no interest charged on the borrowings. The amount outstanding is expected to be repaid once the Company has the ability to generate sufficient cashflow to settle respective related party obligation.

(3)	Newpoint Capital Limited (a Company registered in United Kingdom) an entity owned by the Company’s majority shareholders’, paid $1,656,808 and $68,021 of expenses on behalf of the Company for 2022 and 2021, respectively. Newpoint Capital Limited made a deposit payment of $1,000,000 to AMIC, on behalf of the Company, as part of its agreement (Note 9b). On November 23, 2022, the Company entered into a recission agreement with AMIC (Note 4 to the Financial Statements), and the $1,000,000 deposit was returned to the Company. Newpoint Capital Limited also made a payment of $167,300 to fund the credit commitment agreement with Novea (Note 5 to the Financial Statements) in 2022. Both amounts are included in payables to Newpoint Capital Limited as of December 31, 2022. There is no interest charged on the borrowings. The remaining portion of the outstanding payable pertains to accounting, auditor fees, consulting fees and fees associated with filings with the SEC for annual and quarterly reports. Newpoint Capital Limited also provides administrative and accounting services to the Company. No fees were charged for these respective services with the cost of said services valued at approximately $25,000 for 2022. The amount outstanding is expected to be repaid once the Company has the ability to generate sufficient cashflow to settle respective related party obligation.

During 2022, the Company entered into consulting agreements with members of management. The Company incurred $60,000 of consulting expenses. These amounts are included in professional fees in the accompanying statement of operations for the year ended December 31, 2022. These fees were paid by Newpoint Capital Limited on behalf of the Company for the period ended December 31, 2022 and are included as part of the amounts due to Newpoint Capital Limited at December 31, 2022.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. There were no shares of preferred stock issued or outstanding as of December 31, 2022 or December 31, 2021.

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value of $0.001 per share. As of December 31, 2022 and December 31, 2021 there were 19,153,923 shares of common stock issued and outstanding. During the twelve months ended December 31, 2021, the Company issued 18,937,738 shares to settle related party liabilities.

NOTE 8 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets, at federal rate of 21% and state rate of 7%, at December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Net operating loss carry forward	$230,531	$148,985
Allowance for Credit Facility	92,624	-
Accrued expenses	76,440	-
Valuation Allowance	(399,595)	(148,985)
Net deferred tax asset	$-	$-

The Company’s net operating loss carry forwards was $823,326 as of December 31,2022. Accordingly, there is no current tax expense for the year ended December 31, 2022 and December 31, 2021.

The net increase in the valuation allowance for deferred tax assets was $250,610 for the year ended December 31, 2022. The Company evaluates its valuation allowance on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 28% for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
Income tax benefit at statutory rate	$375,185	$24,410
Valuation allowance other	(375,185)	(24,410)
	$-	$-

The fiscal years 2018 through 2022 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

We did not provide any current or deferred U.S. federal income tax provision or benefit for the year ended December 31, 2022 or December 31, 2021 due to the operating losses experienced during the years ended December 31, 2022 and December 31, 2021. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

During 2021, the Company entered into a revolving credit commitment with Novea, Inc. The initial borrowing of the revolving credit loans under the revolving credit commitments may be an amount up to $500,000. Subject to agreed terms, the total obligation of the Company to make revolving credit loans in an aggregate principal amount shall not exceed $5,000,000. The loan shall bear interest on the outstanding principal amount thereof from the applicable borrowing date at a rate equal to LIBOR plus 5.25%. (See Note 5 to the Financial Statements).

The Company entered into a Revolving Credit Facility Agreement (the “RCFA”) with Newpoint Reinsurance Company Limited, an entity owned by the Company’s majority shareholder. The RCFA provides for available borrowings up to $1,000,000 for a term of three years and an option to roll the facility. As of December 31, 2022 the Company has additional available borrowings of $836,500 after it was provided $163,500 as a related party transaction for the credit commitment agreement with Novea.

The former Chief Financial Officer, Gary Shirshac, filed a lawsuit in the Superior Court Judicial District of Hartford on February 14, 2022. He named Newpoint Financial Corp. (now known as NPFC SPV I), a privately held Wyoming corporation (“Newpoint Wyoming”) licensed to do business in Connecticut (an entity affiliated with the Company) and alleged a violation of the Connecticut Wage Act. Mr. Shirshac was also the Chief Financial Officer of the Company. He was terminated from Newpoint Wyoming and the Company on December 31, 2021. He did not name the Company in the suit nor allege that the Company employed him. Mr. Shirshac denies being informed he was terminated from Newpoint Wyoming until January 31, 2022 and the matter was settled in its entirety in October 2022 for $33,445.

On November 29, 2022, the Company filed a complaint with the United States District Court Central District of California. This action arises from Defendants Bermuda Monetary Authority (“BMA”) and its officials’ Gerald Gakundi and Susan Davis Crockwell (collectively “Defendants”) blatant, intentional bad faith malfeasance in denying Plaintiff’s Newpoint Financial Corp. application to obtain a controlling interest in a Bermudian insurance company without any, much less good, cause. The Company lodged a complaint for:

1. Tortious interference with existing and prospective economic advantage;

2. Negligent interference with existing and prospective economic advantage;

3. Trade libel;

4. Violation of business and professions code section 17200 and request for injunctive relief.

The Company has sought judgement against the Defendants for punitive and exemplary damages, fees, and an injunction, enjoining the Defendants from making defamatory statements regarding the Company.

The complaint filed with regard to the BMA, is likely to incur ongoing costs in relation to its legal proceedings. The company does not have a firm estimate of the expected costs as the matter is in an early stage and further disclosure of anticipated amounts may prejudice proceedings.

NOTE 10 – SUBSEQUENT EVENTS

On March 15, 2023, the Company entered into a Loan facility agreement to lend up to $1,000,000 to Mutual Holdings Inc (an affiliated entity). On March 21, 2023, the Company made a payment of $500,000 to Mutual Holdings Inc. The Loan shall be repaid within 12 months and interest on the loan will be charged at a flat rate of 10%.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On February 2, 2023, Mahoney Sabol & Company, LLP and Advisors (“Mahoney Sabol & Company, LLP”) was dismissed as the Company’s independent auditor. The decision to dismiss Mahoney Sabol & Company, LLP was approved by the Company Board of Directors.

The reports of Mahoney Sabol & Company, LLP on the Company’s financial statements for the year ended December 31, 2021 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that, the reports included an explanatory paragraph with respect to the uncertainty as to the Company’s ability to continue as a going concern.

During the year ended December 31, 2021 and in the subsequent interim period through February 2, 2023 the Company did not have any disagreements with Mahoney Sabol & Company, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Mahoney Sabol & Company LLP’s satisfaction, would have caused Mahoney Sabol & Company, LLP to make reference thereto in its report on the Company’s financial statements for such periods.

During the years ended December 31, 2021 and in the subsequent interim period through February 2, 2023, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Mahoney Sabol & Company, LLP with a copy of this disclosure set forth under this Item 9 and requested that Mahoney Sabol & Company, LLP furnish a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of the letter from Mahoney Sabol & Company, LLP is attached hereto as Exhibit 16.1.

On February 2, 2023, the Company engaged PKF O’Connor Davies, LLP (“PKF”) as the Company’s independent registered public accounting firm.

During the years ended December 31, 2022 and December 31, 2021, and in the subsequent interim period through February 2, 2023, the Company did not consult with PKF with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that would have been rendered on the Company’s financial statements, or any other matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

The decision to engage PKF was approved by the Company’s board of directors.

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

Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Framework. Based on that evaluation, management has concluded that, as of December 31, 2022, the Company had material weaknesses in its internal control over financial reporting.

Specifically, management identified the following material weaknesses at December 31, 2022:

● As of December 31, 2022 there were material weaknesses in the Company’s internal controls over financial reporting with regard to properly classifying expenses to the appropriate expense accounts and in determining whether certain expenses were reimbursable from related party entities, as well as in capturing and recording all year-end liabilities as part of its cut off procedures.

● As of December 31, 2022, there was a lack of segregation of duties, in that we had an insufficient amount of people to support the payment function and respective accounting-related duties.

● As of December 31, 2022, there were no independent directors and no independent audit committee.

As a result of the material weakness described above, management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting, involving the preparation and reporting of our financial statements presented in conformity with GAAP, were not effective.

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

Item 9B. Other Information.

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

On September 30, 2022, the Company entered into a modification and release agreement with Novea, whereby the (a) Stock Purchase Agreement and (b) Warrant Purchase Agreement are hereby retroactively rescinded, cancelled and terminated in their entirety. The Company shall deliver to Novea for cancellation: (a) All issued certificates for 500,000 shares of Novea Preferred Stock. (b) Warrants to purchase up to $50,000,000 shares of Novea Common Stock.

Prior to the acquisition of an interest in Novea, which closed on December 16, 2021 we were a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act). As a result of the acquisition, we have ceased to be a shell company. The information contained in this filing includes “Form 10 information”, in accordance with Item 2.01 of SEC Form 8-K.

As consideration to the Company in exchange for agreeing to the Modification, the company retained the 1,251,737 shares of Novea Common Stock that it previously acquired in connection with the Stock Purchase Agreement. In addition, Novea delivered an additional 1,593,437 shares so that the Company shall maintain 10% of the total outstanding shares as of December 31, 2022.

On August 20, 2021, we entered into a Class A Common Stock Purchase Agreement with Citadel Risk Holdings, Inc. (“CRHI”). Under the purchase agreement, we agreed to purchase from CRHI 45,000 shares of Class A Common Stock of CRHI, over a ten year period, for a total purchase price of $10 million to be paid over a ten year period. The initial payment of $1 million has been made, however the transaction closing was contingent upon New Jersey Department of Banking and Insurance approval and other customary closing conditions.

On October 24, 2021, we entered into an amended and restated Class B Common Stock Purchase Agreement with CRHI. Pursuant to the purchase agreement, we agreed to purchase from CRHI 10,000,000 shares of Class B Stock of CRHI for a purchase price of $10,000,000. Such purchase price is payable in the form of a demand promissory note.

On November 16, 2021, we entered into a stock purchase agreement with Citadel Reinsurance Company, which together with its affiliates owns all of the issued and outstanding shares of common stock of CRHI. Pursuant to the stock purchase agreement, we agreed to purchase shares representing 9.9% of CRHI for a purchase price of $2,650,000. Closing of the acquisition was subject to receipt of regulatory approvals and other customary closing conditions.

On November 21, 2022, we entered into a Rescission agreement with Citadel Risk Holdings, which together with its affiliates owns all of the issued and outstanding shares of common stock of American Millennium Insurance Company. Notwithstanding any of the terms and conditions contained within the agreement, agreed to cancel from inception with no further liability except as set out withing the agreement, the Class A agreement, Class B agreement, Note issuance Agreement and the Collateral Agreement. The initial deposit of $1,000,000 was repaid to the Company during 2022.

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

The Company’s bylaws provides that it will indemnify, to the extent permitted by its certificate of incorporation, its officers and directors and, in the sole discretion of the Board of Directors, may indemnify its employees and agents.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table and biographical summaries set forth information, including principal occupation and business experience about our directors and executive officers:

Name	Age	Position(s)

Keith Beekmeyer	59	Chief Executive Officer, Director and Chairman

Andrew Bye	58	Chief Risk Officer and Director

Julian Jammine	41	Chief Financial Officer

Thi A.H. Nguyen JD	44	Chief Legal Officer

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

Andrew Bye has been chief risk officer and a director of the Company since February 2021. He is a Chartered Insurance Practitioner ACII and, SIRM. A Member of the Chartered Insurance Institute and The Institute of Risk Management. Andy has over 40 years’ experience of risk management, insurance, and structured finance. He has held senior positions for a number of international companies in a professional capacity.

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

Thi A.H. Nguyen JD has been an attorney for 17 years receiving his law degree from Loyola Law School of Los Angeles.

He began his career in the Office of the Governor under former Governor Gary Locke. He also was a delegate on several trade missions with Governor Locke and the State’s Secretary of State Sam Reed to China and Vietnam.

Thi built upon his experience in the public sector and transitioned to the private practice of law. He would go on to represent large Vietnamese companies that include a cement manufacturer, textiles company, pharmaceutical distributor, and import/exporters with aspects of international commerce.

As NPFC’s Chief Legal Officer he is responsible for oversight of the Company’s global legal strategy.

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

Item 11. Executive Compensation.

We did not pay any compensation to any executive officer in 2022 or 2021.

Employment Agreements

We are not party to any employment agreements.

Outstanding Equity Awards at 2022 Fiscal Year-End

We did not have any outstanding equity awards as of December 31, 2022.

Director Compensation

We did not pay any compensation to our directors during the year ended December 31, 2022 for services as director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of March 31, 2023, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The table lists applicable percentage ownership based on 19,153,923 shares of common stock outstanding as of March 31, 2023. In addition, under SEC rules, beneficial ownership of common stock include shares of our common stock issuable pursuant to the conversion or exercise of securities that are either immediately exercisable or convertible into common stock or exercisable or convertible into common stock within 60 days of March 31, 2023. These shares are deemed to be outstanding and beneficially owned by the person holding those securities for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. The address of each shareholder except as otherwise indicated as c/o Newpoint Financial Corp., 433 North Camden Drive, Suite 725, Beverly Hills, CA 90210.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Class

Keith Beekmeyer	(1)10,837,500	56.6%

Andrew Bye	(2) 3,825,000	19.9%

Julian Jammine	-	-

All Officers and Directors as Group (4 persons):	14,662,500	76.6%

Suisse Capital Limited	10,837,500	56.6%

24 L&A Limited UK	3,825,000	19.9%

(1) Represents shares held by Suisse Capital Limited. Mr. Beekmeyer is the managing director of Suisse Capital Limited.

(2) Represents shares held by 24 L&A Limited UK. Mr. Bye is the managing director of 24 L&A Limited UK.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

	2022	2021
Due to Related Parties
Newpoint Financial Corp (Wyoming) (1)	$273,747	$50,000,000
Newpoint Reinsurance Limited (2)	$263,500	$163,500
Newpoint Capital Limited (3)	$1,724,829	$68,021
Total	$2,262,076	$50,231,521

(1)	Newpoint Financial Corp (a Wyoming corporation), now known as NPFC SPV 1, Inc. which is an entity owned by the Company’s principal stockholders’, entered into a Loan Facility Agreement (the “LFA”) agreement dated December 13, 2021, with the Company in connection with the Stock Purchase Agreement between the Company and Novea (see Note 4 to the Financial Statements). On September 30, 2022, the Company entered into a modification and release agreement with Novea surrendering its claim to the ten (10), $5,000,000, Collateral Notes and the accompanying Collateral Pledge and Security Agreement dated December 10, 2021 which in turn settled the majority of the Company’s related party liability with NPFC SPV1. The total interest expense related to the LFA with NPFC SPV 1 for 2022 was approximately $393,000 of which $273,747 is payable to NPFC SPV1 as of December 31, 2022 and is included in the due to related parties on the accompanying balance sheet.

(2)	Newpoint Reinsurance Limited registered under the provisions of the Nevis business Corporation 1984 Ordinance, as amended. In December 2021, the Company entered into a Revolving Credit Facility Agreement (the “RCFA”) with Newpoint Reinsurance Company Limited, an entity owned by the Company’s majority shareholder. The RCFA provides for available borrowings up to $1,000,000 for a term of three years and an option to roll the facility. There is no interest charged on the RCFA. As of December 31, 2022 and December 31, 2021, the Company has additional available borrowings of $836,500 after it was provided $163,500 to fund the credit commitment agreement with Novea (See Note 5 to the Financial Statements). As of December 31, 2022, no further payments have been made from Newpoint Reinsurance Limited under RCFA. In addition to the RCFA note, on October, 7, 2022 Newpoint Reinsurance Limited provided $100,000 to support the Company’s working capital requirements. There is no interest charged on the borrowings. The amount outstanding is expected to be repaid once the Company has the ability to generate sufficient cashflow to settle respective related party obligation.

(3)	Newpoint Capital Limited (a Company registered in United Kingdom) an entity owned by the Company’s majority shareholders’, paid $1,656,808 and $68,021 of expenses on behalf of the Company for 2022 and 2021, respectively. Newpoint Capital Limited made a deposit payment of $1,000,000 to AMIC, on behalf of the Company, as part of its agreement (Note 9b). On November 23, 2022, the Company entered into a recission agreement with AMIC (Note 4 to the Financial Statements), and the $1,000,000 deposit was returned to the Company. Newpoint Capital Limited also made a payment of $167,300 to fund the credit commitment agreement with Novea (Note 5 to the Financial Statements) in 2022. Both amounts are included in payables to Newpoint Capital Limited as of December 31, 2022. There is no interest charged on the borrowings. The remaining portion of the outstanding payable pertains to accounting, auditor fees, consulting fees and fees associated with filings with the SEC for annual and quarterly reports. Newpoint Capital Limited also provides administrative and accounting services to the Company. No fees were charged for these respective services with the cost of said services valued at approximately $25,000 for 2022. The amount outstanding is expected to be repaid once the Company has the ability to generate sufficient cashflow to settle respective related party obligation.

During 2022, the Company entered into consulting agreements with members of management. The Company incurred $60,000 of consulting expenses and legal expenses. These amounts are included in professional fees in the accompanying statement of operations for the year ended December 31, 2022. These fees were paid by Newpoint Capital Limited on behalf of the Company for the period ended December 31, 2022 and are included as part of the amounts due to Newpoint Capital Limited at December 31, 2022.

Director Independence

We do not have any independent directors.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services rendered by PKF O’Connor Davies, LLP (“PKF”) or MahoneySabol CPA’s and Advisors (“MahoneySabol”) or Boyle CPA LLC (“Boyle”), as applicable, during our fiscal years ended December 31, 2022 and 2021.

	December 31, 2022	December 31, 2021
Audit Fees—PKF	$53,247	$–
Audit Fees—Mahoney Sabol	$102,365	$30,000
Audit Fees—Boyle	$1,500	$–
Total	$157,112	$30,000

Audit Fees. Audit fees consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2022 and 2021 and for reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q.

Tax Fees. PKF, MahoneySabol and Boyle did not perform any tax compliance services for us during the years ended December 31, 2022 or 2021.

All Other Fees. PKF, MahoneySabol and Boyle did not receive any other fees from us for the years ended December 31, 2022 or 2021.

The Company’s board of directors, acting as our audit committee pre-approved each engagement of our independent registered public accounting firm.

PART IV

Item 15 Exhibits.

3.1	Certificate of Incorporation (1)

3.2	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on March 31, 2000 (1)

3.6	Bylaws (1)

4.1	Description of Registrant’s Securities (filed herewith)

14.1	Code of Ethics (1)

16	Letter from Mahoney Sabol &Company LLP and Advisors

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

EX-101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

EX-104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

(1) Incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 11, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWPOINT FINANCIAL CORP.

Dated: May 5, 2023	By:	/s/ Keith Beekmeyer
Keith Beekmeyer
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Keith Beekmeyer	Chief Executive Officer and Director	May 5, 2023
Keith Beekmeyer	(Principal executive officer)

/s/ Andrew Bye	Director	May 5, 2023
Andrew Bye

/s/ Julian Jammine
Julian Jammine	Chief Financial Officer	May 5, 2023
(principal financial and accounting officer)

