Form 10-Q
period 2023-03-31
Newpoint Financial Corp
filed 2023-05-22
CIK 1445831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

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

As of May 22, 2023, there were 19,153,923 shares outstanding of the registrant’s common stock, par value $0.001.

PART I

NEWPOINT FINANCIAL CORP.

CONDENSED BALANCE SHEETS

		(Unaudited)	(Audited)
		March 31,	December 31,
	Note	2023	2022
ASSETS
Current Assets:
Cash		$45,691	$934,300
Interest Receivable		3,496	7,059
Loan Receivable - Due from Related Party	6	500,000	-
Total Current Assets		549,187	941,359

Other Assets:
Credit Facility Receivable	5	330,800	330,800
Allowance for Credit Facility Receivable	5	(330,800)	(330,800)
Total Other Assets		-	-
TOTAL ASSETS		$549,187	$941,359

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable and accrued expenses	6	$186,639	$113,139
Loan Payable - Due to Related Parties		1,966,009	2,262,076
Total Current Liabilities		2,152,648	2,375,215

Total Liabilities		2,152,648	2,375,215

Stockholders’ Deficit

Preferred Stock, par value $0.001, 50,000,000 shares Authorized,0 Issued or Outstanding at March 31, 2023 and December 31, 2022		-	-
Common Stock, par value $0.001, 100,000,000 shares Authorized,19,153,923 shares Issued and Outstanding at March 31, 2023 and December 31, 2022		19,154	19,154
Additional Paid-In Capital		419,028	419,028
Accumulated Deficit	7	(2,041,643)	(1,872,038)

Total Stockholders’ Deficit		(1,603,461)	(1,433,856)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$549,187	$941,359

The accompanying notes are an integral part of these condensed financial statements

NEWPOINT FINANCIAL CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2023	2022

Revenue:	$-	$-

Expenses:
Professional fees	109,734	14,457
General and administrative expense	70,159	20,621
Total Operating Expenses	179,893	35,078

Operating Loss	(179,893)	(35,078)

Other Income (Expense)
Interest income	10,288	4,860
Interest expense	-	(142,466)
Total Other Income (Expense)	10,288	(137,606)

Net Loss	$(169,605)	$(172,684)

Basic & Diluted Loss per Common Share	$(0.0089)	$(0.0090)

Weighted Average Common Shares Outstanding	19,153,923	19,153,923

The accompanying notes are an integral part of these condensed financial statements.

NEWPOINT FINANCIAL CORP.

UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Three Months Ended March 31, 2023, and 2022
	Preferred Stock		Common Stock		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of December 31, 2022	-	$-	19,153,923	$19,154	$419,028	$(1,872,038)	$(1,433,856)
Net Loss for the Three months Ended March 31, 2023	-	-	-	-	-	(169,605)	(169,605)
Balance as of March 31, 2023	-	-	19,153,923	$19,154	$419,028	$(2,041,643)	$(1,603,461)

	Preferred Stock		Common Stock		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of December 31, 2021	-	$-	19,153,923	$19,154	$419,028	$(532,090)	$(93,908)
Net Loss for the Three Months Ended March 31, 2022	-	-	-	-	-	(172,684)	(172,684)
Balance as of March 31, 2022	-	$-	19,153,923	$19,154	$419,028	$(704,774)	$(266,592)

The accompanying notes are an integral part of these condensed financial statements.

NEWPOINT FINANCIAL CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(169,605)	$(172,684)
Adjustments to reconcile net loss to net cash used in operating activities:	-	167,800
Changes In:
Accounts Payable and Accrued Expenses	73,500	3,901
Interest Receivable	3,563	(4,860)
Net Cash used in Operating Activities	(92,542)	(5,843)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Advanced to Related Party	(500,000)	-
Net Cash used in Investing Activities	(500,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Loans Payable to Related Parties	(296,067)	-
Net Cash used in Financing Activities	(296,067)	-

Net Decrease in Cash	(888,609)	(5,843)
Cash at Beginning of Period	934,300	5,843

Cash at End of Period	$45,691	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Deposit paid to AMIC financed with related party debt	$-	$1,000,000
Credit Commitment funded with related party debt	$-	$167,300

The accompanying notes are an integral part of these condensed financial statements.

Newpoint Financial Corp.

Notes to Financial Statements

March 31, 2023 and March 31, 2022

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has generated net losses of $169,605 and $172,684 during the quarters ended March 31, 2023 and March 31, 2022, respectively. The Company has an accumulated deficit of $2,041,643 and $1,872,038 as of March 31, 2023 and December 31, 2022, and has experienced negative cash flows from operations. These circumstances raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Deposits held at financial institutions insured by the Federal Deposit Insurance Corporation (FDIC) are insured up to $250,000. At times cash balances may exceed the FDIC insured limit. As of March 31, 2023, and December 31, 2022 the Company’s uninsured cash balances on deposit totaled approximately $0 and $684,300, respectively.

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

March 31, 2023 and 2022

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2023, and December 31, 2022, the Company has determined it does not have any uncertain tax positions.

Net Loss per Share

The computation of basic net loss per common share is based on the weighted average number of shares that were outstanding during the year. The computation of diluted net loss per common share is based on the weighted average number of shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. (See Note 7 to the financial statements)

Newpoint Financial Corp.

Notes to Financial Statements

March 31, 2023 and 2022

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4 – INVESTMENTS

As at December 31, 2022 management impaired the Company’s equity investment in Novea Inc., a Wyoming corporation (“Novea”) to zero. This is based on management’s best estimates of the current risk factors involved. These risk factors remain elevated given the lack of clarity regarding the future projections for Novea. As at March 31 2023, management’s assessment of the valuation of Novea remains unchanged.

The Company follows U.S GAAP guidance on Fair Value Measurements, which defines fair value and establishes a fair value hierarchy organized into three levels based upon the input assumptions used in pricing assets.

Level 1 – Inputs have the highest reliability and are related to assets with unadjusted quoted prices in active markets

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

Newpoint Financial Corp.

Notes to Financial Statements

March 31, 2023 and 2022

NOTE 5 – CREDIT COMMITMENT

The Company entered into a five (5) year revolving credit facility agreement to provide financing to Novea dated as of December 10, 2021 (“Credit Facility”). The Credit Facility provides for a revolving credit with a commitment equal to the lesser of: (i) $5,000,000; or (ii) on any amount greater than $500,000, the lender shall only disburse any such excess up to the amount of 50% of the qualified receivables outstanding of the borrower, bearing interest at LIBOR plus 5.25%. During 2022 the Company advanced $167,300 to Novea. The outstanding principal was $330,800 as of March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022, there was $4,669,200 of additional borrowings available to Novea subject to the borrowing criteria being maintained.

The Company has recognized a full allowance against the $330,800 funds provided to Novea as of March 31, 2023 and December 31, 2022, respectively. The valuation allowance reflects management’s assessment that it is more likely than not that a portion of the Company’s credit facility provided will not be realized. The Company will continue to evaluate the realizability of the credit facility and may adjust the valuation allowance in future periods based on changes in the available evidence.

NOTE 6 – RELATED PARTY TRANSACTIONS AND NOTE PAYABLE

	March 31, 2023	December 31, 2022
Due to Related Parties
Newpoint Financial Corp (Wyoming) (1)	$226,180	$273,747
Newpoint Reinsurance Limited (2)	$-	$263,500
Newpoint Capital Limited (3)	$1,739,829	$1,724,829
Total	$1,966,009	$2,262,076

(1)	Newpoint Financial Corp (a Wyoming corporation), now known as NPFC SPV 1, Inc. which is an entity owned by the Company’s principal stockholders’, entered into a Loan Facility Agreement (the “LFA”) agreement dated December 13, 2021, with the Company in connection with the Stock Purchase Agreement between the Company and Novea. The total interest expense related to the LFA with NPFC SPV 1 for 2022 was approximately $393,000 of which $226,180 and $273,747 is payable to NPFC SPV1 as of March 31, 2023 and December 31, 2022, respectively and is included in the due to related parties on the accompanying balance sheet.

(2)	Newpoint Reinsurance Limited registered under the provisions of the Nevis business Corporation 1984 Ordinance, as amended. In December 2021, the Company entered into a Revolving Credit Facility Agreement (the “RCFA”) with Newpoint Reinsurance Company Limited, an entity owned by the Company’s majority shareholder. The RCFA provides for available borrowings up to $1,000,000 for a term of three years and an option to roll the facility. There is no interest charged on the RCFA. As of March 31, 2023 and December 31, 2022, the Company has additional available borrowings of $1,000,000 and $836,500, respectively. In addition to the RCFA note, on October, 7, 2022 Newpoint Reinsurance Limited provided $100,000 to support the Company’s working capital requirements. There is no interest charged on the borrowings. As of March 31, 2023 the Company has repaid $263,500 to Newpoint Reinsurance Limited.

(3)	Newpoint Capital Limited (a Company registered in United Kingdom) an entity owned by the Company’s majority shareholders’, paid $1,739,829 of expenses on behalf of the Company. Of this amount $167,300 was to fund the credit commitment agreement with Novea and the remaining portion of the outstanding payable pertains to accounting, auditor fees, consulting fees and fees associated with filings with the SEC for annual and quarterly reports. There is no interest charged on the borrowings. Newpoint Capital Limited also provides administrative and accounting services to the Company. The amount outstanding is expected to be repaid once the Company has the ability to generate sufficient cashflow to settle respective related party obligation.

The Company entered into consulting agreements with members of management. The Company incurred $15,000 of consulting expenses for the quarter ended March 31, 2023. These amounts are included in professional fees in the accompanying statement of operations for the Quarter ended March 31, 2023. These fees will be paid by Newpoint Capital Limited on behalf of the Company and are included as part of the amounts due to Newpoint Capital Limited at March 31, 2023.

On March 15, 2023, the Company entered into a loan facility agreement to lend up to $1,000,000 to Mutual Holdings Inc. which is an entity with shared directors of the Company. On March 21, 2023, the Company advanced $500,000 to Mutual Holdings Inc. The loan has been agreed to be repaid within 12 months, and interest on the loan is at a flat rate of 10% of borrowed amount and is due monthly. The loan will be utilized by Mutual Holdings Inc. to provide financing capital to Mutual Underwriters Inc. Interest income on the amount outstanding loan was $1,370 for the three months ended March 31, 2023.

Newpoint Financial Corp.

Notes to Financial Statements

March 31, 2023 and 2022

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. There were no preferred shares issued or outstanding as of March 31, 2023, or December 31, 2022.

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value of $0.001 per share. As at March 31, 2023 and December 31, 2022 there were 19,153,923 shares of common stock issued and outstanding and at December 31, 2022.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date of this filing and concluded there were no material subsequent events requiring adjustment to or disclosure in these interim condensed financial statements.

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

Overview

Newpoint Financial Corp., a Delaware corporation (the “Company,” “we,” “us,” or “our”) is a holding company that aims to strategically invests primarily in regulated entities such as banks and insurance companies. These investments may result in us acquiring a controlling or non-controlling interests of these entities. To date, we have entered into three such transactions (one of which has closed): in December 2021 we acquired a 10% interest in Novea, Inc., a financial and insurance services software company. The agreement was modified on September 30, 2022. We also entered into an agreement for the acquisition of an interest in American Millennium Insurance Co., a New Jersey based insurance company through the purchase of shares of its parent company, Citadel Risk Holdings Inc (“CRHI”). During 2021, the Company agreed a subscription agreement with Citadel Reinsurance Company, which together with its affiliates owns all of the issued and outstanding shares of common stock of CRHI. Pursuant to the agreement, we agreed to purchase Class A ordinary shares representing 100% of Citadel Reinsurance Company Limited to be subscribed to in equal instalments of $2,500,000 paid annually for a 10-year period. The proposed deal with American Millennium Insurance Co., Citadel Risk Holdings Inc. and Citadel Reinsurance Company Limited was rescinded on November 21, 2022.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is eligible for quotation on the Pink tier of the OTC Markets Group under the symbol “NPFC.” However, there is no reported trading in the Company’s common stock. As of March 31, 2023, there were approximately 860 holders of record of our common stock.

Equity Compensation Plan Information

We did not have any equity compensation plans as of March 31, 2023.

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

Results of Operations for the three months ended March 31, 2023 and March 31, 2022

Revenues. The Company had no revenue during the three months ended March 31, 2023 for the three months ended March 31, 2022.

Cost of Revenues. The Company had no cost of revenues for the three months ended March 31, 2023 or 2022.

General and Administrative expenses. The Company incurred $ 70,159 of general and administrative expenses during the three months ended March 31, 2023, compared to $20,621 during the same period in 2022. The increase in general and administrative expenses was a result of higher costs related to personnel costs being offset by lower costs related to filing and banking fees.

Professional fees. The Company incurred $109,734 of professional fees during the three months ended March 31, 2023, compared to $14,457 during the same period in 2022. The increase in professional fees is the result of higher costs relating to the audit during the quarter.

Loss From Operations. The Company incurred an operating loss of $179,893 during the three months ended March 31, 2023, compared to $35,078 during the same period in 2022. The increase in operating loss is a result of higher general and administration fees and professional fees incurred in the quarter.

Net Loss. The Company incurred a net loss of $169,605 during the three months ended March 31, 2023, compared to $172,684 during the same period in 2022. The decrease in net loss is a result of lower interest expenses incurred during the period.

Liquidity and Capital Resources

As of March 31, 2023, the Company had cash and cash equivalents of $ 45,691 with current assets totaling $549,187 and current liabilities totaling $2,152,648 creating a working capital deficit of $1,603,461. Current liabilities consisted of accounts payable and accrued expense totaling $186,639 and related party payable of $1,966,009.

As of December 31, 2022, the Company had cash of $934,300 with current assets totalling $941,359 and current liabilities totalling $2,375,215 creating a working capital deficit of $1,433,856. Current liabilities consisted of account payable and accrued expense totalling $ 113,139 and related party loans payable of $2,262,076.

Cash Flows

Net cash used in operating activities was $92,542 and $5,843 during the three months ended March 31, 2023 and 2022, respectively.

Net cash used in investing activities was $500,000 and $0 during the years ended March 31, 2023 and 2022, respectively.

Net cash used in financing activities was $296,067 and $0 during the three months ended March 31, 2023 and 2022, respectively.

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

The Company entered into a Revolving Credit Facility Agreement (the “RCFA”) with Newpoint Reinsurance Company Limited, an entity owned by the Company’s principal shareholders. The RCFA provides for available borrowings up to $1,000,000 for a term of three years and an option to roll the facility. As of December 31, 2021 the Company has additional available borrowings of $836,500 after it was provided $163,500 as a related party transaction for the credit commitment agreement with Novea. As of March 31, 2023 Newpoint Capital Limited made a payment of $167,300 on behalf of the company as per credit agreement with Novea.

Subsequent Events

No subsequent events occurred after the balance sheet date.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were not effective as of such date due to the material weaknesses identified in the Company’s annual report on Form 10-K for the year ending December 31, 2022.

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

NEWPOINT FINANCIAL CORP.

Dated: May 22, 2023	By:	/s/ Keith Beekmeyer
Keith Beekmeyer
Chief Executive Officer
(principal executive officer)

	By:	/s/ Julian Jammine
Julian Jammine
Chief Financial Officer
(principal financial and accounting officer)

