Form 10-Q
period 2023-06-30
Newpoint Financial Corp
filed 2023-08-14
CIK 1445831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Phone number: (860) 574-9190

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,153,923 shares of common stock as of August 14, 2023.

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

Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in our 2022 Annual Report on Form 10-K and other filings with the SEC.

PART I

NEWPOINT FINANCIAL CORP.

CONDENSED BALANCE SHEETS

	Note	(Unaudited) June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash		55,730	934,300
Interest Receivable		20,264	7,059
Loan Receivable - Due from Related Party	6	$400,000	$-
Total Current Assets		475,994	941,359

Other Assets
Credit Facility Receivable	5	330,800	330,800
Allowance for Credit Facility Receivable	5	(330,800)	(330,800)
Total Other Assets		-	-
TOTAL ASSETS		$475,994	$941,359

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable and accrued expenses	6	$167,784	$113,139
Loans Payable - Due to Related Parties	6	1,992,925	2,262,076
Total Current Liabilities		2,160,709	2,375,215

Total Liabilities		2,160,709	2,375,215

Stockholders’ Deficit
Preferred Stock, par value $0.001, 50,000,000 shares Authorized,0 Issued or Outstanding at June 30, 2023 and December 31, 2022		-	-
Common Stock, par value $0.001, 100,000,000 shares Authorized,19,153,923 shares Issued and Outstanding at June 30, 2023 and December 31,2022		19,154	19,154
Additional Paid-In Capital		419,028	419,028
Accumulated Deficit	7	(2,122,897)	(1,872,038)

Total Stockholders’ Deficit		(1,684,715)	(1,433,856)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$475,994	$941,359

The accompanying notes are an integral part of these unaudited financial statements

NEWPOINT FINANCIAL CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:	$-	$-	$-	$-

Expenses:
Professional fees	73,309	91,994	183,043	106,450
General and administrative expense	31,630	63,389	101,789	$84,010
Total Operating Expenses	104,939	155,383	284,832	190,460

Operating Loss	(104,939)	(155,383)	(284,832)	(190,460)

Other Income (Expense)
Interest Income	23,685	7,125	33,973	11,985
Interest expense	-	(108,086)	-	(250,553)
Total Other Income (Expense)	23,685	(100,961)	33,973	(238,568)

Net Loss	$(81,254)	$(256,344)	$(250,859)	$(429,028)

Basic & Diluted Loss per Common Share	$(0.0042)	$(0.0134)	$(0.0131)	$(0.0224)

Weighted Average Common Shares Outstanding	19,153,923	19,153,923	19,153,923	19,153,923

The accompanying notes are an integral part of these unaudited financial statements

NEWPOINT FINANCIAL CORP.

UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

For The Six Months Ended June 30, 2023 and 2022

	For the Six Months Ended June 30, 2023
	Preferred Stock		Common Stock		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of December 31, 2022	-	$-	19,153,923	$19,154	$419,028	$(1,872,038)	$(1,433,856)
Net Loss for the Quarter Ended March 31, 2023	-	-	-	-	-	(169,605)	(169,605)
Balance as of March 31, 2023	-	-	19,153,923	19,154	419,028	(2,041,643)	(1,603,461)
Net Loss for the Quarter Ended June 30, 2023	-	-	-	-	-	(81,254)	(81,254)
Balance as of June 30, 2023	-	$-	19,153,923	$19,154	$419,028	$(2,122,897)	$(1,684,715)

	For the Six Months Ended June 30, 2022
	Preferred Stock		Common Stock		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of December 31, 2021	-	$-	19,153,923	$19,154	$419,028	$(532,090)	$(93,908)
Net Loss for the Quarter Ended March 31, 2022	-	-	-	-	-	(172,684)	(172,684)
Balance as of March 31, 2022	-	-	19,153,923	19,154	419,028	(704,774)	(266,592)
Net Loss for the Quarter Ended June 30, 2022	-	-	-	-	-	(256,344)	(256,344)
Balance as of June 30, 2022	-	$-	19,153,923	$19,154	$419,028	$(961,118)	$(522,936)

The accompanying notes are an integral part of these unaudited financial statements

NEWPOINT FINANCIAL CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the six months ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(250,859)	$(429,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes In:
Interest Receivable	(13,205)	(7,125)
Accounts Payable and Accrued Expenses	54,645	(25,000)
Other Current Liabilities	-	40,000
Net Cash Used in Operating Activities	(209,419)	(421,153)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Repayment of Related Party Loan	100,000
Loan Advanced to Related Party	(500,000)	-
Net Cash Used in Investing Activities	(400,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Related Party Loans	(269,151)
Proceeds from Related Party Loans	-	454,853
Net Cash (used in) provided by Financing Activities	(269,151)	454,853

Net (Decrease) Increase in Cash	(878,570)	33,700
Cash at Beginning of Period	934,300	5,843

Cash at End of Period	$55,730	$39,543

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Deposit paid to AMIC financed with related party debt	$0	$1,000,000
Credit Commitment funded with related party debt	$0	$167,300

The accompanying notes are an integral part of these unaudited financial statements

Newpoint Financial Corp.

Notes to Financial Statements

June 30, 2023 and June 30, 2022

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Newpoint Financial Corp. (“Newpoint”, “the Company”) was incorporated in the State of Delaware on November 16, 2005 under the name Blue Ribbon Pyrocool, Inc. (“Blue Ribbon”). Blue Ribbon changed its name to Classic Rules Judo Championships, Inc. on July 15, 2008 then to Judo Capital Corp on February 15, 2017. The Company formed a subsidiary in the State of Connecticut on August 13, 2008 named Classic Rules World Judo Championships, Inc. to develop an annual judo championship tournament, this subsidiary is no longer active and has ceased to exist.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has generated net losses of $250,859 and $429,028 during the six months ended June 30, 2023 and June 30, 2022, respectively. The Company has an accumulated deficit of $2,122,897 and $1,872,038 as of June 30, 2023 and December 31, 2022, respectively, and has experienced negative cash flows from operations. These circumstances raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company to date has been financially supported by related party entities which are also owned by the majority shareholders of the Company. The Company will continue to be financially supported by related party entities until such time as the company generates sufficient cashflow to support its expense requirements or completes an external capital raising.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Deposits held at financial institutions insured by the Federal Deposit Insurance Corporation (FDIC) are insured up to $250,000. At times cash balances may exceed the FDIC insured limit. As of June 30, 2023, and December 31, 2022 the Company’s uninsured cash balances on deposit totalled approximately $0 and $684,300, respectively.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2023 and December 31, 2022 the Company has not recorded any unrecognized tax benefits.

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

NOTE 4 – INVESTMENTS

As at December 31, 2022, management impaired the Company’s equity investment in Novea Inc., a Wyoming corporation (“Novea”) to zero. This is based on management’s best estimates of the current risk factors involved. These risk factors remain elevated given the lack of clarity regarding the future projections for Novea. As at June 30, 2023, management’s assessment of the valuation of Novea remains unchanged.

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

NOTE 5– CREDIT COMMITMENT

The Company entered into a five (5) year revolving credit facility agreement to provide financing to Novea dated as of December 10, 2021 (“Credit Facility”). The Credit Facility provides for a revolving credit with a commitment equal to the lesser of: (i) $5,000,000; or (ii) on any amount greater than $500,000, the lender shall only disburse any such excess up to the amount of 50% of the qualified receivables outstanding of the borrower, bearing interest at LIBOR plus 5.25%. The credit facility further stipulates that should a technical breach occur, that interest rate charged will be increased to LIBOR plus 7.25%. The outstanding principal was $330,800 as of June 30, 2023 and December 31, 2022. As of June 30, 2023 and December 31, 2022, there was $4,669,200 of additional borrowings available to Novea subject to the borrowing criteria being maintained.

The Company has recognized a full allowance against the $330,800 funds provided to Novea as of June 30, 2023 and December 31, 2022. The valuation allowance reflects management’s assessment that it is more likely than not that a portion of the Company’s credit facility provided will not be realized. The Company will continue to evaluate the realizability of the credit facility and may adjust the valuation allowance in future periods based on changes in the available evidence.

NOTE 6 – RELATED PARTY TRANSACTIONS AND NOTE PAYABLE

	June 30, 2023	December 31, 2022
Due to Related Parties
Newpoint Financial Corp (Wyoming) (1)	$245,907	$273,747
Newpoint Reinsurance Limited (2)	$-	$263,500
Newpoint Capital Limited (3)	$1,747,018	$1,724,829
Total	$1,992,925	$2,262,076

	June 30, 2023	December 31, 2022
Due from Related Party
Mutual Holdings (4)	$400,000	$-
Total	$400,000	$-

(1)	Newpoint Financial Corp (a Wyoming corporation), now known as NPFC SPV 1, Inc. which is an entity owned by the Company’s principal stockholders’, entered into a Loan Facility Agreement (the “LFA”) agreement dated December 13, 2021, with the Company in connection with the Stock Purchase Agreement between the Company and Novea. The total interest expense related to the LFA with NPFC SPV 1 for 2022 was approximately $393,000 of which $245,907 and $273,747 is payable to NPFC SPV1 as of June 30, 2023 and December 31, 2022, respectively and is included in loan payable - due from related parties on the accompanying balance sheet.

(2)	Newpoint Reinsurance Limited registered under the provisions of the Nevis business Corporation 1984 Ordinance, as amended. In December 2021, the Company entered into a Revolving Credit Facility Agreement (the “RCFA”) with Newpoint Reinsurance Company Limited, an entity owned by the Company’s majority shareholder. The RCFA provides for available borrowings up to $1,000,000 for a term of three years and an option to roll the facility. There is no interest charged on the RCFA. As of June 30, 2023 and December 31, 2022, the Company has additional available borrowings of $1,000,000 and $836,500, respectively. In addition to the RCFA note, on October, 7, 2022 Newpoint Reinsurance Limited provided $100,000 to support the Company’s working capital requirements. There is no interest charged on the borrowings. As of June 30, 2023 the Company has repaid $263,500 to Newpoint Reinsurance Limited.

(3)	Newpoint Capital Limited (a Company registered in United Kingdom) an entity owned by the Company’s majority shareholders’, paid $1,747,018 of expenses on behalf of the Company. Of this amount $167,300 was to fund the credit commitment agreement with Novea and the remaining portion of the outstanding payable pertains to accounting, auditor fees, consulting fees and fees associated with filings with the SEC for annual and quarterly reports. There is no interest charged on the borrowings. Newpoint Capital Limited also provides administrative and accounting services to the Company. The amount outstanding is expected to be repaid once the Company has the ability to generate sufficient cashflow to settle respective related party obligation.

(4)	On March 15, 2023, the Company entered into a loan facility agreement to lend up to $1,000,000 to Mutual Holdings Inc. which is an entity with shared directors of the Company. On March 21, 2023, the Company advanced $500,000 to Mutual Holdings Inc. The loan has been agreed to be repaid within 12 months, and interest on the loan is at a flat rate of 10% of borrowed amount and is due monthly. The loan will be utilized by Mutual Holdings Inc. to provide financing capital to Mutual Underwriters Inc. Interest income on the outstanding loan is $13,151 for the six months ended June 30, 2023. Mutual Holdings has repaid $100,000 on June 16, 2023. As of June 30, 2023 $400,000 is due from Mutual Holdings and is included in loan receivable - from related party in the accompanying balance sheet.

The Company entered into consulting agreements with members of management. The Company incurred $15,000 of consulting expenses for the quarter ended June 30, 2023. These amounts are included in professional fees in the accompanying statement of operations for the Quarter ended June 30, 2023. These fees will be paid by Newpoint Capital Limited on behalf of the Company and are included as part of the amounts due to Newpoint Capital Limited at June 30, 2023.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. There were no shares of preferred stock issued or outstanding as of June 30, 2023 or December 31, 2022.

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value of $0.001 per share. As of June 30, 2023 and December 31, 2022 there were 19,153,923 shares of common stock issued and outstanding.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is eligible for quotation on the Pink tier of the OTC Markets Group under the symbol “NPFC.” However, there is no reported trading in the Company’s common stock. As of June 30, 2023, there were approximately 860 holders of record of our common stock.

Equity Compensation Plan Information

We did not have any equity compensation plans as of June 30, 2023.

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

Results of Operations for the six months ended June 30, 2023 and June 30, 2022

Revenues . The Company had no revenue during the six months ended June 30, 2023 and the six months ended June 30, 2022.

Cost of Revenues . The Company had no cost of revenues for the six months ended June 30, 2023 and the six months ended June 30, 2022.

General and Administrative expenses. The Company incurred $101,789 of general and administrative expenses during the six months ended June 30, 2023 compared to $84,010 during the same period in 2022. The costs increase related to travel, subscriptions and IT services.

Professional fees. The Company incurred $183,043 of professional fees during the six months ended June 30, 2023 compared to $106,450 during the same period in 2022. The increase in professional fees is the result of the Company incurring costs associated with consultants and transfer agent costs during the period.

Loss From Operations. The Company incurred an operating loss of $284,832 during the six months ended June 30, 2023 compared to $190,460 during the same period in 2022. The increase in net loss is a result of higher general and administration fees and professional fees.

Other Income (Expense). The Company incurred interest income of $33,973 during the six months ended June 30, 2023 compared to $11,985 during the six months ended June 30, 2022.

Net Loss. The Company incurred a net loss of $250,859 during the six months ended June 30, 2023 compared to $429,028 during the same period in 2022. The decrease in net loss is a result of decreased general and administrative and professional fees.

Liquidity and Capital Resources

As of June 30, 2023, the Company had cash of $55,730 with current assets totalling $475,994 and current liabilities totalling $2,160,709 creating a working capital deficit of $1,684,715. Current liabilities consisted of accounts payable and accrued liabilities totalling $167,784, related party loans payable of $1,992,925.

As of December 31, 2022, the Company had cash of $934,300, with current assets totalling $941,359 and current liabilities totalling $2,375,215 creating a working capital deficit of $1,433,856. Current liabilities consisted of accounts payable and accrued liabilities totalling $113,139, related party loans payable of $2,262,076.

Cash Flows

Net cash used in operating activities was $209,419 and $421,153 during the six months ended June 30, 2023 and 2022, respectively.

Net cash used in investing activities was $400,000 and $0 during the six months ended June 30, 2023 and 2022, respectively.

Net cash (used in) provided by financing activities was ($269,151) and $454,853 during the six months ended June 30, 2023 and 2022, respectively.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our last fiscal quarter as covered by this report on June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEWPOINT FINANCIAL CORP.

Dated: August 14, 2023	By:	/s/ Keith Beekmeyer
Keith Beekmeyer Chief Executive Officer (principal executive officer)

	By:	/s/ Julian Jammine
Julian Jammine
Chief Financial Officer (principal financial and accounting officer)

