Form 10-Q
period 2023-09-30
Newpoint Financial Corp
filed 2023-11-14
CIK 1445831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Large accelerated filer ☐ Non-accelerated filer ☒	Accelerated filer ☐ Smaller reporting company ☒
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,153,923 shares of common stock as of November 14,2023.

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

+

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

PART I

NEWPOINT FINANCIAL CORP.

CONDENSED BALANCE SHEETS

		September 30,	December 31,
	Note	2023	2022
		(Unaudited)
ASSETS
Current Assets:
Cash		35,734	934,300
Interest Receivable		26,574	7,059
Loan Receivable - Due from Related Party	6	$400,000	$-
Total Current Assets		462,308	941,359

Other Assets
Credit Facility Receivable	5	330,800	330,800
Allowance for Credit Facility Receivable	5	(330,800)	(330,800)
Total Other Assets		-	-
TOTAL ASSETS		$462,308	$941,359

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable and accrued expenses	6	$105,073	$113,139
Loans Payable - Due to Related Parties	6	1,723,830	2,262,076
Total Current Liabilities		1,828,903	2,375,215

Total Liabilities		1,828,903	2,375,215

Stockholders’ Deficit
Preferred Stock, par value $0.001, 50,000,000 shares Authorized,0 Issued or Outstanding at September 30, 2023 and December 31, 2022		-	-
Common Stock, par value $0.001, 100,000,000 shares Authorized,19,153,923 shares Issued and Outstanding at September 30, 2023 and December 31,2022		19,154	19,154
Additional Paid-In Capital		965,007	419,028
Accumulated Deficit	7	(2,350,756)	(1,872,038)

Total Stockholders’ Deficit		(1,366,595)	(1,433,856)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$462,308	$941,359

The accompanying notes are an integral part of these unaudited financial statements

NEWPOINT FINANCIAL CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:	$-	$-	$-	$-

Expenses:
Professional fees	231,090	190,978	414,133	297,428
General and administrative expense	17,296	38,277	119,085	$122,287
Total Operating Expenses	248,386	229,255	533,218	419,715

Operating Loss	(248,386)	(229,255)	(533,218)	(419,715)

Other Income (Expense)
Interest Income	20,527	7,778	54,500	19,763
Interest expense	-	(126,356)	-	(376,909)
Other Gain on Investment	-	300,000	-	300,000

Total Other Income (Expense)	20,527	181,422	54,500	(57,146)

Net Loss	$(227,859)	$(47,833)	$(478,718)	$(476,861)

Basic & Diluted Loss per Common Share	$(0.0119)	$(0.0025)	$(0.0250)	$(0.0249)

Weighted Average Common Shares Outstanding	19,153,923	19,153,923	19,153,923	19,153,923

The accompanying notes are an integral part of these unaudited financial statements

NEWPOINT FINANCIAL CORP.

UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

For The Nine Months Ended September 30, 2023 and 2022

	For the Nine Months Ended September 30, 2023
	Preferred Stock		Common Stock		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance as of December 31, 2022	-	$-	$19,153,923	$19,154	$419,028	$(1,872,038)	$(1,433,856)
Net Loss for the Quarter Ended March 31, 2023	-	-	-	-	-	(169,605)	(169,605)
Balance as of March 31, 2023	-	-	19,153,923	19,154	419,028	(2,041,643)	(1,603,461)
Net Loss for the Quarter Ended June 30, 2023	-	-	-	-	-	(81,254)	(81,254)
Balance as of June 30, 2023			19,153,923	19,154	419,028	(2,122,897)	(1,684,715)
Net Loss for the Quarter Ended September 30, 2023	-	-	-	-	-	(227,859)	(227,859)
Additional Paid-in Capital	-	-	-	-	545,979	-	545,979
Balance as of September 30, 2023	-	$-	$19,153,923	$19,154	$965,007	$(2,350,756)	$(1,366,595)

	For the Nine Months Ended September 30, 2022
	Preferred Stock		Common Stock		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance as of December 31, 2021	-	$-	19,153,923	$19,154	$419,028	$(532,090)	$(93,908)
Net Loss for the Quarter Ended March 31, 2022	-	-	-	-	-	(172,684)	(172,684)
Balance as of March 31, 2022	-	-	19,153,923	19,154	419,028	(704,774)	(266,592)
Net Loss for the Quarter Ended June 30, 2022	-	-	-	-	-	(256,344)	(256,344)
Balance as of June 30, 2022			19,153,923	19,154	419,028	(961,118))	(522,936)
Net Loss for the Quarter Ended September 30, 2022	-	-	-	-	-	(47,833)	(47,833)
Balance as of September 30, 2022	-	$-	19,153,923	$19,154	$419,028	$(1,008,951)	$(570,769)

The accompanying notes are an integral part of these unaudited financial statements

NEWPOINT FINANCIAL CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the nine months ended
	September 30,
	2023		2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss		$(478,718)	$(476,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes In:
Accounts Payable and Accrued expenses		(8,066)	(25,000)
Accounts Payable - Related Party		-	708,968
Net Gains on investment		-	(300,000)
Other Current Liabilities		-	98,000
Interest Receivable		(19,515)	(3,215)
Net Cash (used in) provided by Operating Activities		(506,299)	1,892

CASH FLOWS FROM INVESTING
Proceeds from Repayment of Related Party Loan		100,000
Loan Advanced to Related Party		(500,000)	-
Net Cash Used in Investing Activities		(400,000)	-

CASH FLOWS FROM FINANCING
Proceeds from Related Party Loans		7,733	-
Net Cash provided by Financing Activities		7,733	-

Net (Decrease) Increase in Cash		(898,566)	1,892
Cash at Beginning of Period		934,300	5,843

Cash at End of Period		$35,734	$7,735

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest		$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Deposit paid to AMIC ,Inc. financed with related party debt	$		$1,000,000
Credit Commitment funded with related party debt	$		$167,300
Related party loan converted to additional paid-in capital		$545,979

The accompanying notes are an integral part of these unaudited financial statements

Newpoint Financial Corp.

Notes to Financial Statements

September 30, 2023 and September 30, 2022

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has generated net losses of $478,718 and $476,861 during the nine months ended September 30, 2023 and September 30, 2022, respectively. The Company has an accumulated deficit of $2,350,756 and $1,872,038 as of September 30, 2023 and December 31, 2022, respectively, and has experienced negative cash flows from operations. These circumstances raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Deposits held at financial institutions insured by the Federal Deposit Insurance Corporation (FDIC) are insured up to $250,000. At times cash balances may exceed the FDIC insured limit. As of September 30, 2023, and December 31, 2022 the Company’s uninsured cash balances on deposit totalled approximately $0 and $684,300, respectively.

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

Income Taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carry forwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company records an estimated valuation allowance on its deferred income tax assets if it is not more likely than not that these deferred income tax assets will be realized.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2023 and December 31, 2022 the Company has not recorded any unrecognized tax benefits.

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

NOTE 4 – INVESTMENTS

As at December 31, 2022, management impaired the Company’s equity investment in Novea Inc., a Wyoming corporation (“Novea”) to zero. This is based on management’s best estimates of the current risk factors involved. These risk factors remain elevated given the lack of clarity regarding the future projections for Novea. As at September 30, 2023, management’s assessment of the valuation of Novea remains unchanged.

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

NOTE 5 – CREDIT COMMITMENT

The Company entered into a five (5) year revolving credit facility agreement to provide financing to Novea dated as of December 10, 2021 (“Credit Facility”). The Credit Facility provides for a revolving credit with a commitment equal to the lesser of: (i) $5,000,000; or (ii) on any amount greater than $500,000, the lender shall only disburse any such excess up to the amount of 50% of the qualified receivables outstanding of the borrower, bearing interest at LIBOR plus 5.25%. The credit facility further stipulates that should a technical breach occur, that interest rate charged will be increased to LIBOR plus 7.25%. The outstanding principal was $330,800 as of September 30, 2023 and December 31, 2022. As of September 30, 2023 and December 31, 2022, there was $4,669,200 of additional borrowings available to Novea subject to the borrowing criteria being maintained.

The Company has recognized a full allowance against the $330,800 funds provided to Novea as of September 30, 2023 and December 31, 2022. The valuation allowance reflects management’s assessment that it is more likely than not that a portion of the Company’s credit facility provided will not be realized. The Company will continue to evaluate the realizability of the credit facility and may adjust the valuation allowance in future periods based on changes in the available evidence.

NOTE 6 – RELATED PARTY TRANSACTIONS AND NOTE PAYABLE

	September 30, 2023	December 31, 2022
Due to Related Parties
Newpoint Financial Corp (Wyoming) (1)	$-	$273,747
Newpoint Reinsurance Limited (2)	$160,000	$263,500
Newpoint Capital Limited (3)	$1,563,830	$1,724,829
Total	$1,723,830	$2,262,076

	September 30, 2023	December 31, 2022
Due from Related Party
Mutual Holdings (4)	$400,000	$-
Total	$400,000	$-

(1)	Newpoint Financial Corp (a Wyoming corporation), now known as NPFC SPV 1, Inc. which is an entity owned by the Company’s principal stockholders’, entered into a Loan Facility Agreement (the “LFA”) agreement dated December 13, 2021, with the Company in connection with the Stock Purchase Agreement between the Company and Novea. The total interest expense related to the LFA with NPFC SPV 1 for 2022 was approximately $393,000 of which $0 and $273,747 is payable to NPFC SPV1 as of September 30, 2023 and December 31, 2022, respectively and is included in loan payable - due to related parties on the accompanying balance sheet. During the quarter ended September 30, 2023, $245,979 of the related party liability was converted to additional paid in capital.

(2)	Newpoint Reinsurance Limited registered under the provisions of the Nevis business Corporation 1984 Ordinance, as amended. In December 2021, the Company entered into a Revolving Credit Facility Agreement (the “RCFA”) with Newpoint Reinsurance Company Limited, an entity owned by the Company’s majority shareholder. The RCFA provides for available borrowings up to $1,000,000 for a term of three years and an option to roll the facility. There is no interest charged on the RCFA. As of September 30, 2023, and December 31, 2022, the Company has additional available borrowings of $1,000,000 and $836,500, respectively. In addition to the RCFA note, on October 07, 2022, Newpoint Reinsurance Limited provided $100,000 to support the Company’s working capital requirements. On March 27, 2023 the Company repaid $263,500 to Newpoint Reinsurance Limited. During the quarter ended September 30, 2023, Newpoint Reinsurance Limited paid $60,000 of audit fees on behalf of the Company and provided $100,000 to support the Company’s working capital requirements. There is no interest charged on the borrowings.

(3)	Newpoint Capital Limited (a Company registered in United Kingdom) an entity owned by the Company’s majority shareholders’, has paid $1,863,830 of expenses on behalf of the Company as at September 30, 2023 and $1,724,829 as at December 31, 2022. Of this amount $167,300 was to fund the credit commitment agreement with Novea and the remaining portion of the outstanding payable pertains to accounting, auditor fees, consulting fees and fees associated with filings with the SEC for annual and quarterly reports. There is no interest charged on the borrowings. Newpoint Capital Limited also provides administrative and accounting services to the Company. The amount outstanding is expected to be repaid once the Company has the ability to generate sufficient cashflow to settle respective related party obligation. During the quarter ended September 30, 2023 $300,000 of the balance of the related party liability was converted to additional paid in capital. As of September 30, 2023 $1,563,830 is payable to Newpoint Capital Limited.

(4)	On March 15, 2023, the Company entered into a loan facility agreement to lend up to $1,000,000 to Mutual Holdings Inc. which is an entity with shared directors of the Company. On March 21, 2023, the Company advanced $500,000 to Mutual Holdings Inc. The loan has been agreed to be repaid within 12 months, and interest on the loan is at a flat rate of 10% of borrowed amount and is due monthly. The loan will be utilized by Mutual Holdings Inc. to provide financing capital to Mutual Underwriters Inc. Interest income on the outstanding loan is $23,124 for the nine months ended September 30, 2023. Mutual Holdings has repaid $100,000 on June 16, 2023. As of September 30, 2023 $400,000 is due from Mutual Holdings and is included in loan receivable - from related party in the accompanying balance sheet.

The Company entered into consulting agreements with members of management. The Company incurred $15,000 of consulting expenses for the quarter ended September 30, 2023. These amounts are included in professional fees in the accompanying statement of operations for the Quarter ended September 30, 2023. These fees will be paid by Newpoint Capital Limited on behalf of the Company and are included as part of the amounts due to Newpoint Capital Limited at September 30, 2023.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. There were no shares of preferred stock issued or outstanding as of September 30, 2023 or December 31, 2022.

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value of $0.001 per share. As of September 30, 2023 and December 31, 2022 there were 19,153,923 shares of common stock issued and outstanding.

Additional Paid in Capital

During the quarter ended September 30, 2023, the Company agreed to convert two related party liabilities to additional paid in capital. The Company had an amount outstanding of $245,979 with NPFC SPV 1, Inc. which was all converted to additional paid in capital as at September 30, 2023. The company also had an amount outstanding of $1,863,830 with Newpoint Capital Limited (a Company registered in United Kingdom) an entity owned by the Company’s majority shareholders’ of which $300,000 was converted to additional paid in capital as at September 30, 2023.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is eligible for quotation on the Pink tier of the OTC Markets Group under the symbol “NPFC.” However, there is no reported trading in the Company’s common stock. As of September 30, 2023, there were approximately 860 holders of record of our common stock.

Equity Compensation Plan Information

We did not have any equity compensation plans as of September 30, 2023.

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

Results of Operations for the three and nine months ended September 30, 2023 and September 30, 2022

Revenues . The Company had no revenue during the nine months ended September 30, 2023 and the nine months ended September 30, 2022. The Company had no revenue during the 3 months ended September 30, 2023 and September 30, 2022.

Cost of Revenues . The Company had no cost of revenues for the nine months ended September 30, 2023 and the nine months ended September 30, 2022. The Company had no cost revenue during the 3 months ended September 30, 2023 and September 30, 2022.

General and Administrative expenses. The Company incurred $119,085 of general and administrative expenses during the nine months ended September 30, 2023 compared to $122,287 during the same period in 2022. The Company incurred $17,296 of general and administrative expenses during the three months ended September 30, 2023 compared to $38,277 during the same period in 2022. The costs decrease related to travel, subscriptions and IT services.

Professional fees. The Company incurred $414,133 of professional fees during the nine months ended September 30, 2023 compared to $297,428 during the same period in 2022. The Company incurred $231,090 of professional fees during the three months ended September 30, 2023 compared to $190,978 during the same period in 2022. The increase in professional fees is the result of the Company incurring costs associated with consultants and legal fee during the period.

Loss From Operations. The Company incurred an operating loss of $533,218 during the nine months ended September 30, 2023 compared to $419,715 during the same period in 2022. The Company incurred an operating loss of $248,386 during the three months ended September 30, 2023 compared to $229,255 during the same period in 2022. The increase in net loss is a result of increased professional fees.

Other Income (Expense). The Company earned interest income of $54,500 during the nine months ended September 30, 2023 compared to $19,763 during the nine months ended September 30, 2022. The Company earned interest income of $20,527 during the three months ended September 30, 2023 compared to $7,778 during the three months ended September 30, 2022.The Company incurred interest expense of $0 during the nine months ended September 30, 2023 compared to $376,909 during the nine months ended September 30, 2022. The Company incurred interest expense of $0 during the three months ended September 30, 2023 compared to $126,376 during the three months ended September 30, 2022.The Company had gain on its equity investments in Novea of $0 during the three and nine months ended September 30, 2023 compared to $300,000 for the three and nine months ended September 30, 2022.

Net Loss. The Company incurred a net loss of $478,718 during the nine months ended September 30, 2023 compared to a net loss of $476,861 during the same period in 2022. The Company incurred a net loss of $227,859 during the three months ended September 30, 2023 compared to a net loss of $47,833 during the same period in 2022. The increase in net loss was a result of increased professional fees.

Liquidity and Capital Resources

As of September 30, 2023, the Company had cash of $35,734 with current assets totalling $462,308 and current liabilities totalling $1,828,903 with an additional Paid-In Capital 965,007 creating a working capital deficit of $2,350,756. Current liabilities consisted of accounts payable and accrued liabilities totalling $105,073, related party payable of $1,723,830

As of December 31, 2022, the Company had cash of $934,300, with current assets totalling $941,359 and current liabilities totalling $2,375,215 with an additional Paid-In Capital 419,028 creating a working capital deficit of $1,433,856. Current liabilities consisted of accounts payable and accrued liabilities totalling $113,139, related party payable of $2,262,076

Cash Flows

Net cash (used in) provided by operating activities was ($506,299) and $1,892 during the nine months ended September 30, 2023 and 2022, respectively.

Net cash used in investing activities was $400,000 and $0 during the nine months ended September 30, 2023 and 2022, respectively.

Net cash provided by financing activities was $7,733 and $0 during the nine months ended September 30, 2023 and 2022, respectively. During the quarter ended September 30, 2023, the Company agreed to convert $545,979 of the related party liability to additional paid in capital.

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

The Company entered into a Revolving Credit Facility Agreement (the “RCFA”) with Newpoint Reinsurance Company Limited, an entity owned by the Company’s principal shareholders. The RCFA provides for available borrowings up to $1,000,000 for a term of three years and an option to roll the facility. As of December 31, 2021 the Company has additional available borrowings of $836,500 after it was provided $163,500 as a related party transaction for the credit commitment agreement with Novea. As of March 30, 2022 Newpoint Capital Limited had made a payment of $167,300 on behalf of the Company as per the credit agreement with Novea.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our last fiscal quarter as covered by this report on September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2023
	By:	/s/ Keith Beekmeyer
Keith Beekmeyer, Chief Executive Officer (principal executive officer)

	By:	/s/ Julian Jammine
Julian Jammine Chief Financial Officer (principal financial and accounting officer)

